Form 10-K
period 2025-12-31
BlockchAIn Digital Infrastructure, Inc.
filed 2026-03-31
CIK 2070542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-43194

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	39-2631241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, Ste. 1010, New York, NY 10036
(Address of principal executive offices) (Zip Code)

(646) 493-2993
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2025 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus shares held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $0.

As of March 30, 2026, the registrant had 37,629,068 outstanding shares of common stock, $0.0001 par value and no shares of preferred stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2026 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

i

CERTAIN TERMS

When used throughout this annual report on Form 10-K, references to:

“2026 EBITDA” means net income plus interest, taxes, depreciation and amortization of BlockchAIn for the fiscal year ending December 31, 2026, adjusted to eliminate (without duplication) (x) the effects of the Transactions, including fees and expenses, taxes incurred, paid or recognized, any gain or loss on disposition, and any one-time accounting charges, adjustments or write-downs, in each case directly attributable to the Transactions, and (y) any revenue, net income, or component of EBITDA of Signing Day Sports consolidated into the financial statements of BlockchAIn.

“Advisory Agreement” means the M&A Advisory Agreement between One Blockchain LLC c/o VCV Digital and Maxim Group LLC dated January 29, 2025.

“AI” means “artificial intelligence,” which refers to the simulation of human intelligence processes by machines, enabling capabilities like learning, reasoning, and problem-solving.

“Bitcoin” means the currency and unit of account based on the first system, protocol and network of decentralized digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto.

“Block” means a file containing information on transactions completed during a given time period. Blocks are the constituent parts of a blockchain.

“Blockchain” means a distributed ledger system that is a sequence of blocks stored consecutively in a public database.

“BlockchAIn,” the “Company,” “we,” “us,” “our,” or the “Combined Company” means BlockchAIn Digital Infrastructure, Inc., a Delaware corporation, and its subsidiaries.

“BlockchAIn Amended and Restated Bylaws” means the Amended and Restated Bylaws of BlockchAIn.

“BlockchAIn Amended and Restated Certificate of Incorporation” means the Amended and Restated Certificate of Incorporation of BlockchAIn.

“BlockchAIn Board” means the board of directors of BlockchAIn following the Business Combination.

“BlockchAIn common shares” or “BlockchAIn common stock” means the common stock, $0.0001 par value per share, of BlockchAIn.

“Blue Ridge Digital Mining” means Blue Ridge Digital Mining, LLC, a Delaware limited liability company.

“Business Combination” means, collectively, the Signing Day Sports Merger and the One Blockchain Merger.

“Business Combination Agreement” means the Business Combination Agreement, dated as of May 27, 2025, by and among Signing Day Sports, BlockchAIn, Merger Sub I, Merger Sub II, and One Blockchain, as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated as of November 10, 2025, between Signing Day Sports and One Blockchain, as amended by that certain Amendment No. 2 to the Business Combination Agreement, dated as of December 21, 2025, among Signing Day Sports, BlockchAIn, One Blockchain, Merger Sub I, and Merger Sub II, as it may be subsequently amended.

“CFTC” means the U.S. Commodity Futures Trading Commission.

“Closing” means the closing of the Business Combination, which occurred on March 16, 2026.

“Code” means the Internal Revenue Code of 1986, as amended.

“Cryptocurrency” or “virtual currency” means a digital representation of value that functions as a medium of exchange, a unit of account and/or a store of value that is built using blockchain technology. Its creation and transfer is based on an open-source cryptographic protocol and is not backed by any central bank or government.

“DGCL” means the Delaware General Corporation Law, as amended.

“Digital asset” means any asset that is built using blockchain technology, including a cryptocurrency like Bitcoin.

“Distributed Ledger” means a ledger in which data is stored across a network of decentralized nodes. A distributed ledger is a system for recording the transaction of assets in a decentralized manner. Unlike centralized solutions, such as databases, distributed ledgers do not have a central repository for storing recorded data. Nodes process and verify transactions.

“DTC” means the Depository Trust Company.

“Earnout Shares” means additional BlockchAIn common shares equal to 11.628% of the total number of BlockchAIn common shares that will be issued to the One Blockchain Securityholders, subject to adjustment, upon the fulfillment of certain performance targets by BlockchAIn.

“EBITDA” means earnings before interest, taxes, depreciation and amortization.

“ERCOT” means Electric Reliability Council of Texas, the organization responsible for managing the Texas power grid.

“ERCOT-polled settlement” or “EPS” meters are meters that are directly polled by ERCOT for use in the financial settlement of the Texas electricity market.

“ETH” means Ether, the native cryptocurrency of the Ethereum platform, which is a decentralized blockchain that enables smart contracts and decentralized applications.

“ETF” means exchange-traded fund, a type of pooled investment security that operates like a mutual fund,

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

“Exchange Ratio” means the fraction of a BlockchAIn common share that each share of Signing Day Sports is entitled to be converted into. The final Exchange Ratio was determined to be 0.09334, except that where the Exchange Ratio would otherwise result in a fractional BlockchAIn common share, the Exchange Ratio was rounded up to one (1) with respect to that BlockchAIn common share.

“FinCEN” means the U.S. Financial Crimes Enforcement Network.

“FINRA” means the Financial Industry Regulatory Authority, Inc.

“GW” means gigawatt; “GWh” means gigawatt-hour; and “GWh/day” means gigawatt-hours per day.

“Hash” means the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations.

“Hash rate” means the speed at which a computer or computer network can take any set of information and use an algorithm to reduce that information into a string of letters and numbers of a certain length, known as a “hash.”

“HPC” means high-performance computing.

“InfiniBand” means a computer networking communications standard used in high-performance computing that features very high throughput and very low latency.

“Investment Company Act” means the U.S. Investment Company Act of 1940.

“IRS” means the U.S. Internal Revenue Service.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

“kWh” means kilowatt-hours.

“kW” means kilowatt.

“Lock-Up Agreements” means the Lock-Up/Leakout Agreements entered into between BlockchAIn and each principal and officer and director of Signing Day Sports and certain One Blockchain Securityholders at the Closing pursuant to the Business Combination Agreement.

“Maxim Group” means Maxim Group LLC.

“Maxim Partners” means Maxim Partners LLC.

“Merger Sub I” means BCDI Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of BlockchAIn.

“Merger Sub II” means BCDI Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of BlockchAIn.

“Mergers” means the One Blockchain Merger and the Signing Day Sports Merger.

“Mining” means the process by which new blocks are created, and thus new transactions are added to the blockchain, in a blockchain that uses a mining-based protocol such as PoW.

“ML” means “machine learning,” which refers to a branch of artificial intelligence (AI) focused on enabling computers and machines to imitate the way that humans learn, to perform tasks autonomously, and to improve their performance and accuracy through experience and exposure to more data.

“MW” means megawatt; “MWh” means megawatt-hour.

“NYSE American” means the NYSE American LLC.

“NYSE American Company Guide” means the NYSE American LLC Company Guide.

“Node” means the most basic unit and critical part of a blockchain infrastructure, storing its data and allowing all communication (transaction) to pass through it. It can be run by any personal computing device or server. Nodes are interconnected, and hence, can readily pass data amongst each other. It is essential for them to be always up-to-date in order to function properly.

“OFAC” means the U.S. Office of Foreign Assets Control.

“One Blockchain” means One Blockchain LLC (formerly known as BV Power Alpha LLC), a Delaware limited liability company.

“SEC” means the U.S. Securities and Exchange Commission.

“SEC Reports” means documents required to be filed or furnished by Signing Day Sports with the SEC under the Securities Act and the Exchange Act since January 1, 2022.

“Securities Act” means the U.S. Securities Act of 1933, as amended.

“Signing Day Sports,” means Signing Day Sports, Inc., a Delaware corporation.

“Signing Day Sports Board” means the board of directors of Signing Day Sports.

“Signing Day Sports common stock” means the common stock, par value $0.0001 per share, of Signing Day Sports.

“Sarbanes-Oxley Act” means the U.S. Sarbanes-Oxley Act of 2002, as amended.

“Tiger Cloud” means Tiger Cloud LLC, a Delaware limited liability company, assumed to be the owner of 45.4% of the One Blockchain membership interests immediately prior to the Closing (subject to adjustment).

“Transactions” means collectively the Business Combination and the other transactions contemplated by the Business Combination Agreement.

“W” means watt.

“U.S. GAAP” means generally accepted accounting principles as in effect in the United States of America.

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement.

These forward-looking statements include, but are not limited to, statements concerning the following:

●	the expected benefits of and potential value created by the Business Combination for the Signing Day Sports Stockholders and the One Blockchain Securityholders;

●	the ability to maintain the listing of BlockchAIn’s securities on the NYSE American following the Business Combination;

●	the price and volatility of Bitcoin. ETH and other cryptocurrencies;

●	our ability to begin or complete any project that is “in the pipeline,” contracted or negotiated but not yet under active construction;

●	our ability to make effective judgments regarding pricing strategy and resource allocation;

●	our ability to control electricity costs;

●	the risk that one or more of our customers may experience financial distress or bankruptcy, which could result in reduced revenue, uncollectible accounts receivable, or disruptions to our operations;

●	regulatory changes or actions that may restrict the use of cryptocurrencies or the operation of cryptocurrency networks in a manner that may require our customers or tenants to cease certain or all operations;

●	the risks to our business of earthquakes, fires, floods, and other natural catastrophic events and interruptions by man-made issues such as strikes and terrorist attacks;

●	unexpected costs or expenses to our business;

●	our expectations regarding our cash runway or use of its cash; and

●	general economic and business conditions in our market.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I

ITEM 1. BUSINESS

Our Corporate Overview

BlockchAIn was originally incorporated in the state of Delaware on April 11, 2025. Prior to the Business combination described below, the Company had nominal operations.

On March 16, 2026, BlockchAIn completed the Business Combination with Signing Day Sports, pursuant to the Business Combination Agreement providing for (1) the merger of Merger Sub I with and into Signing Day Sports, with Signing Day Sports surviving as a wholly-owned subsidiary of BlockchAIn (the “Signing Day Sports Merger”) and (2) the merger of Merger Sub II with and into One Blockchain, with One Blockchain surviving as a wholly-owned subsidiary of BlockchAIn (the “One Blockchain Merger”). In connection with the Business Combination, the stockholders of Signing Day Sports and securityholders of One Blockchain received BlockchAIn common shares as part of the Business Combination.

Upon the consummation of the Business Combination, the One Blockchain Securityholders became owners of approximately 88.3% of BlockchAIn, the Signing Day Sports became owners of approximately 8.5% of BlockchAIn, and Maxim Group LLC became owners of approximately 3.2% of BlockchAIn.

This Annual Report on Form 10-K reports our business and financial results on a consolidated basis and therefore, the use of the words “we,” “our,” the “Company” and “Blockchain Digital Infrastructure” means BlockchAIn Digital Infrastructure, Inc. and its subsidiaries. Where necessary for clarification purposes, Blockchain Digital Infrastructure, Signing Day Sports or One Blockchain may be used independently.

Description of the Business Combination

On May 27, 2025, the Company entered into the Business Combination Agreement with Signing Day Sports, Merger Sub I, Merger Sub II, and One Blockchain, providing for a business combination. Upon the consummation of the Business Combination, Merger Sub I merged with and into Signing Day Sports, with Signing Day Sports surviving as a wholly-owned subsidiary of BlockchAIn, and Merger Sub II merged with and into One Blockchain, with One Blockchain surviving as a wholly-owned subsidiary of BlockchAIn.

As a result of the Signing Day Sports Merger, each outstanding share of Signing Day Sports common stock was exchanged at the Exchange Ratio. In addition, each outstanding option to purchase Signing Day Sports common stock or outstanding warrant to purchase Signing Day Sports common stock that had not previously been exercised prior to the Closing was converted into an option or warrant, as applicable, to purchase a number of BlockchAIn common shares equal to the number of shares of Signing Day Sports common stock subject to such option or warrant immediately prior to the Closing multiplied by the Exchange Ratio, with the per share exercise price divided by the Exchange Ratio, and each option immediately became fully vested.

As a result of the One Blockchain Merger, the membership interests of One Blockchain (“One Blockchain membership interests”) outstanding prior to the One Blockchain Merger were automatically cancelled, in exchange for the right of the holders thereof to receive the number of BlockchAIn common shares equal to (a) the product of (i) the number of fully-diluted shares of Signing Day Sports common stock outstanding immediately prior to the effective time of the Business Combination, not including certain out-of-the-money derivative securities (“SGN Outstanding Shares”), multiplied by (ii) 1/0.085, and multiplied by (iii) the Exchange Ratio, minus (b) the product of (i) the SGN Outstanding Shares multiplied by (ii) the Exchange Ratio (the “One Blockchain Merger Consideration”).

In connection with the Business Combination, Signing Day Sports Stockholders received 3,198,511 BlockchAIn common shares (subject to further rounding adjustments) and the securityholders of One Blockchain received 33,225,888 BlockchAIn common shares.

The Business Combination Agreement provides for the issuance of earnout shares (the “Earnout Shares”) to the members, as of immediately prior to the Closing, of One Blockchain (collectively, the “One Blockchain Securityholders”), consisting of BlockchAIn common shares, if the 2026 EBITDA equals or exceeds $25 million. The Earnout Shares will equal 11.628% of the One Blockchain Merger Consideration, subject to adjustment. One Blockchain Securityholders may receive up to 3,863,460 (subject to adjustment) additional BlockchAIn common shares, respectively, if the Earnout Shares are issued. If the conditions for the issuance of the Earnout Shares are met, the Earnout Shares will be issued within ten calendar days following the date on which BlockchAIn files its annual report for its 2026 fiscal year with the SEC.

In addition, at the closing of the Business Combination, BlockchAIn issued to Maxim Group, as the financial advisor to One Blockchain (as the agreed consideration for advisory services provided to One Blockchain) and the designee of Maxim Partners, (i) 1,204,669 BlockchAIn common shares equal to 3.5% of the total transaction enterprise value, in accordance with the obligations of One Blockchain under the Advisory Agreement. At such time the Earnout Shares, if any, are issued, a number of BlockchAIn common shares equal to 3.5% of the Earnout Shares will be issued at such time. Maxim Group may receive up to 140,126 additional BlockchAIn common shares if the Earnout Shares are issued. The number of BlockchAIn common shares issued to Maxim Group at the Closing, and if applicable, in connection with the Earnout Shares, will reduce only the equity ownership otherwise allocable to the holders of One Blockchain membership interests.

We are a Delaware corporation. Our corporate headquarters are located at 1540 Broadway, Suite 1010 New York, New York 10036. We maintain a website at https://oneblockchain.ai/.

Our Business

Overview

One Blockchain is our primary operating subsidiary focused on the development and operation of digital infrastructure dedicated to AI hosting and high-performance computing workloads. Our operations are centered around our existing 40 MW data center facility in South Carolina, which is one of the largest single-site data center hosting facilities in South Carolina. For the fiscal year ended December 31, 2025, the facility generated approximately $18.5 million in revenue and a net loss of approximately $0.8 million, reflecting the transition of the Company’s customer base toward high-performance computing workloads and approximately $1.7 million in transaction-related expenses incurred in connection with the Business Combination. For the fiscal year ended December 31, 2024, this facility generated approximately $22.9 million in revenue and approximately $5.7 million in net income on a combined basis.

As part of our planned transition and expansion, we are developing a modular deployment architecture intended to support the conversion of power-secured sites into AI-ready digital infrastructure. To support this approach, we have entered into a strategic collaboration with PDM for electrical infrastructure and are collaborating with Super Micro for AI data center hardware, including standardized, high-density compute hardware designed for AI workloads. We have also entered into two non-binding arrangements with global cloud infrastructure providers regarding potential build-to-suit data center leases for combined 25 MW of capacity. Our mission is to become a leader in creating and operating scalable, sustainable power and data infrastructure purpose-built for AI hosting, AI workloads, HPC, and accelerated compute applications.

We aim to achieve this by leveraging our expertise in data center development and operations, our access to low-cost power, and our strategic expansion into AI-optimized data center facilities. Our platform is designed to serve as an owner-agnostic hosting environment where customers bring their own servers, GPUs, and AI models, and the Company provides the physical infrastructure, power delivery, and data center operations under long-term hosting and capacity contracts.

One Blockchain was organized as a limited liability company in the State of Delaware on October 11, 2021. On September 5, 2025, One Blockchain formed a wholly owned subsidiary, One Blockchain Nolan LLC, to support the expansion of its operations into the Texas market.

Our Strengths

We believe we are well positioned for success as a leader in creating and operating scalable, sustainable power and data infrastructure purpose-built for AI hosting, AI workloads, HPC, and accelerated compute applications. The following strengths differentiate us from our competitors:

Operational Excellence and Profitability

Our existing 40 MW South Carolina facility demonstrates strong performance, with a proven track record of revenue and generation of operating cash flow. Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $2.3 million and $8.1 million, respectively. Revenue during the years ended December 31, 2025 and 2024, was $18.5 million and $22.9 million, respectively. These results showcase our ability to efficiently manage and operate data center infrastructure.

Access to Low-Cost Power

We have access to low-cost power, having secured favorable power arrangements for our current operations, with an “all-in” power cost of approximately $0.0522/kWh in 2025 and $0.0485/kWh in 2024 and at our South Carolina facility. Our Electric Service Agreement (the “Electric Service Agreement”) with Lockhart Power Company (“Lockhart Power”), a local utility provider, effective October 15, 2021 (the “ESA Effective Date”), specifies a contract demand of 40,000 kW at approximately 34,500 volts for this facility. We are actively pursuing power solutions for future expansion with the goal of maintaining a competitive cost structure. The Electric Service Agreement has an initial term of five years from the ESA Effective Date and thereafter renews year-to-year unless terminated as provided in the applicable rate schedule. The sale, delivery and use of power are governed by Lockhart Power’s rate schedule and service regulations on file with the South Carolina Public Service Commission and are subject to change upon order of the Public Service Commission of South Carolina or any other regulatory authority having jurisdiction.

Scalable Infrastructure and a Growth Pipeline

We possess scalable infrastructure and a growth pipeline, with a clear path for expansion. Our South Carolina facility is expandable from 40 MW to 50 MW, pending our entry into a new electric service agreement with the current supplier. Our actual and documented power pipeline stands at 200 MW. Our hosting facility in South Carolina is situated on 17.6 acres of leased land. The ground lease has an initial term of five (5) years, commencing October 18, 2021, with options for four (4) successive five-year renewal terms. We also plan to develop a 25 MW AI-focused data center site in Minnesota intended to support AI hosting and high-performance computing workloads under long-term hosting and capacity arrangements. The land for this planned Minnesota site is owned by a related entity, which is intended to be developed as a greenfield project, and the development of this site will be dependent on a suite of agreements that are under negotiation. In addition, we have a development pipeline across multiple U.S. markets, including Minnesota, South Carolina, North Carolina and New York, as well as other locations under evaluation.

Capital Efficient Business Model

We operate with a capital efficient business model, maintaining a strong balance sheet with no significant traditional debt as of December 31, 2025, and positive stockholders’ equity of $7.9 million. This allows us to fund near-term growth through existing cash flows and leverage. Our historical financial performance underscores our ability to generate substantial net income.

Experienced Management Team

Our experienced management team possesses a strong track record of operational excellence and deep industry expertise in real estate, digital assets, energy, capital markets, and project management. Jerry Tang, our Chief Executive Officer and President, has over 14 years on Wall Street in real estate and hospitality capital markets and investment banking, managing global teams and executing over $40 billion in transactions, and holds an MS in Engineering from Columbia University. Eyal Rozen, our Chief Operating Officer, has 25 years of global experience spanning AI, Cloud, and Cybersecurity.

Our Growth Strategy

Our growth strategy is centered on a “power-first” infrastructure development model, under which we seek to secure low-cost power resources before deploying modular, AI-optimized data center facilities. We intend to expand our operational footprint through a phased approach that includes optimizing and expanding our existing South Carolina facility, advancing our planned Minnesota site, and continuing to evaluate additional U.S. locations for AI hosting and high-performance computing workloads.

Expansion at our South Carolina Facility

As part of this phased approach, we plan to expand our existing 40 MW South Carolina facility to 50 MW, pending our entry into a new electric service agreement with the current supplier. The increase to 50 MW remains subject to utility approval and final engineering. We also plan to develop our 25 MW AI-focused Minnesota site and continue to evaluate additional locations across the United States based on factors that may include power availability and cost, site control, network connectivity, development timelines and suitability for AI hosting and high-performance computing workloads.

Our strategy is also designed to support an owner-agnostic hosting model under which customers may deploy their own servers, GPUs and related equipment, while we provide power-secured facilities, physical infrastructure and data center operations under long-term hosting, capacity and, where appropriate, build-to-suit arrangements. We believe our modular deployment architecture, together with our strategic collaboration with PDM for electrical infrastructure and our collaboration with Super Micro for AI data center hardware, supports our ability to execute on this strategy in a disciplined manner over time. We have also entered into non-binding arrangements with two global cloud infrastructure providers regarding potential build-to-suit data center leases for combined 25 MW of capacity.

Properties

We operate and plan to develop data center infrastructure strategically located to access reliable and cost-effective power for hosting workloads, including digital asset mining and, as part of our planned transition and expansion, AI and high-performance computing workloads.

Current Facility. Our South Carolina facility is a 40 MW facility in Spartanburg County, South Carolina. This facility is situated on approximately 17.6 acres of leased land and is one of the largest single-site data center hosting facilities in South Carolina. Key infrastructure components include transformers and containerized data center modules.

Additional Planned Facilities. We plan to expand our South Carolina facility to support up to 50 MW of additional data center capacity. This expansion is contingent upon entering into a new electric service agreement. In addition, we plan to develop a 25 MW AI-focused data center site in Minnesota intended to support AI hosting and high-performance computing workloads under long-term hosting and capacity arrangements. The land for this planned Minnesota site is owned by a related entity, which is intended to be developed as a greenfield project, and the development of this site will be dependent on a suite of agreements that are under negotiation. We also have a development pipeline across multiple U.S. markets, including Minnesota, South Carolina, North Carolina and New York, as well as other locations under evaluation.

Geographic Locations and Rationale. Our South Carolina facility benefits from its existing operating history, established power arrangements and location in a U.S. jurisdiction that supports digital infrastructure development. Our planned Minnesota site and other pipeline locations are being evaluated based on factors that may include power availability and cost, site control, network connectivity, development timelines, and the ability to support AI hosting and high-performance computing workloads. All of our current and planned facilities are U.S.-based, which we believe supports operational and regulatory stability.

The key infrastructure components of our facilities utilize robust electrical infrastructure, including transformers, switchgear and power distribution equipment, to manage high power loads. We plan to employ containerized and other standardized prefabricated data center modules as part of a modular deployment architecture intended to support efficient deployment and scalability. To support this strategy, we have entered into a strategic collaboration with PDM, which we expect to assist with electrical systems, including transformers, switchgear and power distribution equipment. Our planned sites may require additional interconnection facilities or other upgrades depending on local utility and grid requirements.

Vendor Agreements Related to Our South Carolina Facility

We have entered into several key agreements to secure land, power, and operational capabilities for our South Carolina facility’s data center.

We lease the land for the South Carolina facility under a Ground Lease Agreement, dated as of October 19, 2021 (the “Ground Lease Agreement”), with Pacolet Milliken, LLC (“Landlord”), consisting of a 17.6-acre site in Spartanburg County, South Carolina. The initial term is five years, commencing October 19, 2021, with four successive five-year renewal options. The rent is $9,100 per month, payable in advance on the first day of each month, with a 5% escalation every five years starting October 1, 2026, and late fees of 10% for unpaid rent after ten days and 1.5% monthly interest if unpaid into the next month. The Ground Lease Agreement includes a requirement for One Blockchain to use Lockhart Power for its power utility needs. If One Blockchain fails to use Lockhart Power as its utility provider for power, Landlord has the right to immediately and unilaterally terminate the Ground Lease Agreement. If Lockhart Power is unable or refuses to provide power to One Blockchain, either One Blockchain or Landlord shall have the right to immediately and unilaterally terminate the Ground Lease Agreement. One Blockchain may also terminate the lease if all or part of the related premises are damaged by fire, wind, flood, earthquake or other casualty and One Blockchain determines that it would not be commercially reasonable or desirable to repair the premises. Lockhart Power is the only power utility provider for the industrial park; there are no other competitors.

We obtain electric power supply for the site under the Electric Service Agreement. The initial term of the Electric Service Agreement is five years, with provisions for year-to-year continuation. The agreement specifies a contract demand of 40,000 kW at approximately 34,500 volts. See “Energy” below for further discussion of this agreement. The price per kwh was approximately $0.0522/kWh in 2025 and $0.0485/kWh during 2024. The planned expansion from 40 MW to 50 MW is pending our entry into a new electric service agreement.

We, as licensor, entered into a Digital Asset Miner Co-Location License, dated September 27, 2022, with Blue Ridge Digital Mining as licensee (the “Co-Location Agreement”). Under the Co-Location Agreement, we leased 60 Antbox mobile mining containers (“Antboxes”) from Blue Ridge Digital Mining for a term of 44 months. One Blockchain granted Blue Ridge Digital Mining permission to use dedicated space and reserved power of at least 40 MW within its data center facility for Blue Ridge Digital Mining’s use of its digital asset mining equipment and to provide certain services to permit Blue Ridge Digital Mining to use its digital asset mining equipment to the extent power is available over a term of 44 months. Blue Ridge Digital Mining granted One Blockchain permission to install and maintain the Antboxes on the premises licensed to Blue Ridge Digital Mining, to host and power Blue Ridge Digital Mining’s digital asset mining equipment. The lease fees consisted of monthly lease payments of $29,762 for the first month; $59,524 for months 2 through 36; and, if Blue Ridge Digital Mining exercises its option to ramp down the number of Antboxes based on corresponding servers and available MWh, monthly fees in the subsequent three months will be $44,643, $29,762 and $14,881, respectively. These fees could be offset by payments of certain license fees payable by Blue Ridge Digital Mining to One Blockchain. Under a Guarantee Agreement, Merkle Standard LLC (“MS”) is a guarantor for Blue Ridge Digital Mining’s obligations under the Co-Location Agreement (the “MS Guarantee Agreement”). The lease obligations under the Co-Location Agreement, as subsequently amended, and the guarantee obligations under the MS Guarantee Agreement were superseded by the Antbox Purchase Agreement (as defined below) and the Confidential Settlement Agreement, Mutual Release, and Separation Agreement, effective as of May 20, 2025, among Blue Ridge Digital Mining, MS), One Blockchain, VCV Digital Infrastructure Holdings, and Tiger Cloud (the “Blue Ridge Digital Mining Settlement Agreement”), VCV Digital Infrastructure Holdings was required to purchase Blue Ridge Digital Mining from MS and to pay MS $97,167 per month for 24 months, for a total of $2,332,000, pursuant to the Blue Ridge Equity Purchase Agreement (as defined below). The Blue Ridge Digital Mining Settlement Agreement further provided for, (1) a Contribution Agreement by and among MS, VCV Digital Infrastructure Holdings, Tiger Cloud, and Blue Ridge Digital Mining pursuant to which MS contributed a certain promissory note, dated September 29, 2022, executed by VCV Digital Infrastructure Holdings and Tiger Cloud to MS (the “MS Promissory Note”); (2) the Blue Ridge Equity Purchase Security Agreement (as defined below); (3) the Blue Ridge Equity Purchase Agreement Guaranty; and (4) a Bad Boy Personal Guaranty made by Jerry Tang in favor of MS, pursuant to which Tang agreed to certain guarantees with respect to VCV Digital Infrastructure Holdings, Tiger Cloud, and One Blockchain. The Blue Ridge Digital Mining Settlement Agreement further provided that the only assets held by Blue Ridge Digital Mining at the time of closing would be its rights under the Bitmain Agreement and the MS Promissory Note. Pursuant to the Blue Ridge Digital Mining Settlement Agreement, as of May 20, 2025, the Co-Location Agreement, the MS Guarantee Agreement, and the Standstill Agreements were terminated. On May 15, 2025, VCV Digital Infrastructure Holdings entered into a Purchase and Sale Agreement with MS to acquire 100% of the equity interests in Blue Ridge Digital Mining for $2,332,000 total to be paid in equal monthly installments of $97,167 from August 15, 2025 through July 15, 2027 (the “Blue Ridge Equity Purchase Agreement”).

Under a Security Agreement, dated as of May 15, 2025, among VCV Digital Infrastructure Holdings, One Blockchain, and MS (the “Blue Ridge Equity Purchase Security Agreement”), each of VCV Digital Infrastructure Holdings and One Blockchain granted a security interest in favor of MS with respect to the 60 Antboxes purchased by One Blockchain from Blue Ridge Digital Mining, and all related proceeds, to secure the obligations of VCV Digital Infrastructure Holdings and One Blockchain under the Blue Ridge Equity Purchase Agreement, the Blue Ridge Equity Purchase Security Agreement, the Blue Ridge Equity Purchase Agreement Guaranty (as defined below), or otherwise with respect to the payment of the purchase price under the Blue Ridge Equity Purchase Agreement.

Under a Purchase and Sale Agreement, dated as of May 15, 2025, between One Blockchain and Blue Ridge Digital Mining (the “Antbox Purchase Agreement”), One Blockchain purchased the 60 Antboxes that were formerly leased from Blue Ridge Digital Mining for a total purchase price of 24 monthly payments of $97,167 commencing on August 15, 2025 and ending on July 15, 2027. One Blockchain was required to provide the Blue Ridge Equity Purchase Agreement Guaranty. Under that Guaranty, dated as of May 15, 2025, by One Blockchain in favor of MS, One Blockchain guaranteed the payment and performance of all obligations of VCV Digital Infrastructure Holdings under the Blue Ridge Equity Purchase Agreement and the Blue Ridge Equity Purchase Security Agreement, including all costs, expenses, reasonable legal fees, and other fees, relating to the enforcement of MS’s rights under the Blue Ridge Equity Purchase Agreement Guaranty.

We engage Tiger Cloud, a One Blockchain Securityholder, to provide comprehensive management services for our South Carolina facility, including operations management, strategic leadership, research and development, human resources, administrative workflow management, and other related management activities. Pursuant to our Management Fee Agreement with Tiger Cloud, dated February 13, 2026 (the “Management Fee Agreement”), we pay an annual management fee of $284,000 for these services and for the year ended December 31, 2025 we incurred $239,000 of labor allocation expense.

Customer Agreements Related to Our South Carolina Facility

Under the Co-Location Agreement, we provided hosting services to Blue Ridge Digital Mining, including approximately 9,600 square feet of space within 60 Antboxes and up to 40 MW of reserved power capacity at our South Carolina facility. The agreement had a term of 44 months with options for renewal upon mutual agreement. The Co-Location Agreement provided for Blue Ridge Digital Mining to pay a base license fee (the “Base License Fee”) consisting of $153,069 for first month, $1,956,400 per month for months 2 through 41, and, in the subsequent three months, to $1,467,300, $978,200 and $489,100, respectively, based on use of 30 MW, 20 MW and 10 MW, respectively, and corresponding reduced square footage for the equipment, for such months. The license obligations under the Co-Location Agreement were superseded by the Co-Location Agreement Amendment (as defined below) and the Blue Ridge Digital Mining Settlement Agreement.

Under Amendment No. 1 to the Co-Location Agreement, dated as of May 15, 2025 (the “Co-Location Agreement Amendment”), and the Related Party Revenue Transfer Agreement, dated as of May 15, 2025, between Blue Ridge Digital Mining and the Company (the “Related Party Revenue Transfer Agreement”), we became entitled to all revenues of Blue Ridge Digital Mining derived from a Service Framework Agreement between Blue Ridge Digital Mining and Bitmain Technologies Georgia Limited, dated as of August 15, 2022 (the “Bitmain Agreement”). Blue Ridge Digital Mining derives revenues under the Bitmain Agreement for server hosting, maintenance and/or operation services of $0.075 per kWh, subject to certain adjustments, which, pursuant to the Co-Location Agreement Amendment, will be passed directly to One Blockchain. In addition, One Blockchain will be entitled to 50% of certain credits received by Blue Ridge Digital Mining pursuant to the Bitmain Agreement related to the period prior to the date of the Co-Location Agreement Amendment.

On July 12, 2023, One Blockchain and Code Green Apparel Corporation (“Code Green”) entered into a Master Services Agreement for the colocation and hosting of digital asset mining units at our South Carolina facility. The nominal capacity was 4 MW, and hosting services were billed monthly at a rate of $0.08 per kWh, subject to curtailment of up to four hours per day during summer months and two hours per day otherwise. The agreement renewed automatically unless terminated by either party upon 30 calendar days’ prior written notice, or as otherwise permitted if Code Green failed to pay an invoice within two business days of the applicable payment date or failed to cure other non-monetary breaches within five calendar days of written notice. One Blockchain could have also terminated the agreement immediately for certain legal, compliance, or risk-related reasons as specified in the agreement.

On March 19, 2024, One Blockchain and New York Crypto Capital Inc. (“New York Crypto”) entered into a Master Services Agreement for the colocation and hosting of approximately 600 miners at the South Carolina facility. The nominal assumed power consumption was 3.4 kWh per unit. The hosting service fees were calculated monthly at either (A) $0.0715 per kWh or (B) 75% of revenue after deducting electricity costs. One Blockchain retained the right to curtail electricity supply at its sole discretion. Effective October 24, 2024, the agreement was terminated.

On January 7, 2025, One Blockchain and BlockMetrix, LLC (“BlockMetrix”) entered into a Mining Services Agreement for the colocation and hosting of digital asset mining units at our South Carolina facility. One Blockchain was responsible for providing rack space, security, monitoring, maintenance, utilities, facility management, network and data access, technical support, and heat/thermal management. Installation was billed at $5 per miner, capped at $10,000 across all purchase orders. One Blockchain used its best efforts to maintain uptime, with a service level target of no more than 5% unscheduled downtime per month. Hosting services were billed monthly at a rate of $0.065 per kWh, based on the nameplate power consumption of the equipment. The initial term of the agreement was two years, commencing when the equipment began to consume power. The agreement automatically renewed for successive one-year terms unless terminated earlier. Concurrently with the execution of the Mining Services Agreement, BlockMetrix agreed to purchase digital asset mining services and related services for 1,296 digital asset mining units. The terms of the order commenced on the date when the equipment began to consume power and ended on the second anniversary of the commencement date. Effective November 28, 2025, the agreement was terminated.

In June 2025, One Blockchain entered into a Hosting Services Agreement (“Hosting Services Agreement”) with Northstar Lending LLC (“Northstar”) under which One Blockchain will provide hosting capacity for approximately 5,400 supercomputing servers at our South Carolina facility. The agreement has a term of one year, with an option for Northstar to renew for an additional year. The hosting fee is set at $0.065 per kWh. On July 1, 2025, One Blockchain and Northstar entered into a Tripartite Supplemental Agreement with Green Volt Innovations AA1 LLC (“GreenVolt”), whereby GreenVolt was substituted as the contracting party under the Hosting Services Agreement in place of Northstar, and provided that the Hosting Services Agreement became effective on June 27, 2025. On October 1, 2025, One Blockchain and GreenVolt entered into a Supplemental Agreement to Tripartite Supplemental Agreement to update certain terms concerning the hosted servers and deposits.

Energy

Our energy strategy is focused on securing low-cost, reliable power, with an increasing emphasis on sustainable and carbon-neutral sources, to support our hosting and HPC operations. Electricity is the single largest input cost for our hosting operations and is critical to the continuous operation of our facility. Our current energy supply contract expires in October 2026.

Our primary energy sources for our South Carolina facility involve power procured from Lockhart Power, a local utility provider, through the Electric Service Agreement. The provider sources its power portfolio from Duke Energy. Based on Duke Energy’s publicly available disclosures, nuclear generation has consistently represented the largest component of the Carolinas generation mix, accounting for approximately half of total electricity output. Natural gas, coal, and a growing share of solar and hydroelectric resources comprise the remainder. Under Duke Energy’s 2025 Carolinas Resource Plan, filed with the North Carolina Utilities Commission in October 2025, the utility plans to further expand its nuclear and natural gas capacity while pursuing an orderly transition away from coal-fired generation and continued growth in solar and battery storage resources. While we do not directly control the generation mix of our utility provider, the diversity of underlying fuel sources — and the substantial nuclear baseload component in particular — provides a degree of supply stability and insulation from the price volatility associated with any single fuel source. This generation profile also positions our facility favorably relative to data center operators in regions more heavily dependent on natural gas or coal, where fuel price swings can have a more direct impact on electricity costs.

In our analysis of energy costs and cost management strategies for our South Carolina facility, our “all-in” power cost at this facility was approximately $0.0522/kWh in 2025 and $0.0485/kWh in 2024. Costs are subject to an annual true-up adjustment with the utility provider based on actual consumption and final rates.

Technologies

One Blockchain leverages and plans to adopt a range of technologies to ensure efficient and competitive operations in both digital asset mining and HPC hosting.

Our infrastructure is designed to support customer-owned compute equipment in an owner-agnostic hosting environment. As part of our planned transition and expansion into AI hosting and high-performance computing workloads, we are developing a modular deployment architecture intended to support the conversion of power-secured sites into AI-ready digital infrastructure. This approach includes the use of standardized prefabricated data center modules together with secured electrical infrastructure supply. We are also collaborating with Super Micro for AI data center hardware, including standardized, high-density compute hardware designed for AI workloads. Our South Carolina facility is equipped with power distribution, cooling and networking equipment, and we expect to incur capital expenditures to upgrade and expand portions of our infrastructure, including power delivery and cooling systems, subject to the availability of power, equipment lead times and financing.

Our current and planned data centers are designed with robust network capabilities and architecture to ensure high uptime and low latency for customer workloads, including digital asset mining-related hosting workloads and, as part of our planned transition and expansion, AI hosting and high-performance computing workloads. We expect such facilities to require high-bandwidth connectivity, redundancy and other network features appropriate for demanding compute environments.

Our planned expansion into AI hosting and HPC workloads, including at our planned 25 MW AI-focused data center site in Minnesota, will require the adoption of technologies suited for high-density compute. These technologies may include high-density server racks, advanced power distribution systems capable of supporting power-intensive GPU servers, liquid cooling or advanced air-cooling solutions, high-speed networking, and specialized building management systems to monitor and control the critical environment required for advanced compute equipment.

Competition

The digital asset mining and HPC data center markets are highly competitive. Our competition ranges from large, publicly traded companies to smaller, private operations.

We compete with other data center providers and infrastructure developers for customers, power availability, sites, equipment, and capital. Key competitive factors include power cost and reliability, facility uptime and security, speed-to-deploy, service levels, supply-chain access, and the ability to meet customer specifications. As we plan to transition and expand into AI hosting and HPC workloads, we also expect to face competition from established providers in the AI/HPC data center and hosting markets. This competition is global and influenced by the following:

●	hash rate, which is based in part on the total computational power of a miner;

●	energy costs, which are a primary driver of profitability, where companies with access to lower-cost power have a significant advantage;

●	mining hardware efficiency, including the performance (hash rate) and power consumption of ASIC miners;

●	operational efficiency, or the ability to maintain high uptime and optimize miner performance; and

●	capital availability, or access to capital for acquiring new hardware and expanding operations.

Publicly traded competitors in the digital infrastructure space may include companies that operate in digital asset mining hosting, data center development, and/or HPC markets, including companies like Core Scientific, Applied Digital, Cipher Mining, MARA Holdings, Inc., Hut 8 Corp., TeraWulf Inc., and Bitdeer Technologies Group. These companies vary in their strategies, with some focusing on self-mining, others on hosting, and some employing a hybrid approach. Many are also vertically integrating or diversifying into related areas like HPC.

Competitive Landscape in the HPC Data Center Market. The competitive landscape in the HPC Data center market is characterized by high demand, driven by AI/ML, scientific research, and big data analytics. Competitors include established data center REITs and providers, which are generally large companies with existing data center portfolios that are increasingly catering to HPC clients. Hyperscaler cloud providers, such as Amazon Web Services, Google Cloud, and Microsoft Azure, offer HPC cloud services and are also expanding their physical data center footprints. There are also specialized HPC providers focusing specifically on HPC infrastructure and services. Additionally, other digital asset miners diversifying into HPC, similar to One Blockchain, are leveraging their expertise in power infrastructure and data center operations to enter the HPC market. Key competitive factors in HPC include power availability and cost, data center design and cooling capabilities (supporting high-density server racks), network performance, security, and the ability to meet the specific technical requirements of HPC workloads.

One Blockchain’s Positioning Relative to Competitors. Our low-cost power focus, emphasizing securing favorable power agreements including renewable energy sources, is a key differentiator, aiming to provide a competitive cost structure for both mining-related hosting and planned AI/HPC hosting workloads. Our experienced management team’s background in energy, finance, and real estate provides a strong foundation for executing our growth strategy.

Finally, our capital efficiency and strong balance sheet, with current profitability and lack of significant traditional debt, provide a solid base for significant expansion. We believe our combination of operational experience, access to low-cost power, a clear growth strategy encompassing both digital asset mining and HPC, and experienced management team will enable us to compete effectively in these dynamic markets.

Intellectual Property

As of the date of this annual report, we own no intellectual property, except for one registered domain name. We have routinely entered into confidentiality and invention disclosure and assignment agreements with our employees and contractors, and non-disclosure agreements with external parties with whom we conduct business to control access to, and use and disclosure of, our proprietary information.

Employees

We currently have three employees consisting solely of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. In addition, we engage Tiger Cloud, a One Blockchain Securityholder, to provide comprehensive management services, including operations management, strategic leadership, human resources, administrative workflow management, and other related management activities. Pursuant to our Management Fee Agreement with Tiger Cloud, dated February 13, 2026, we pay an annual management fee of $284,000 for these services and for the year ended December 31, 2025, we incurred $239,000 of labor allocation expense. None of Tiger Cloud’s personnel providing these management services are represented by a labor union or subject to a collective bargaining agreement. We believe we maintain a good working relationship with Tiger Cloud, and we have not experienced any material disputes regarding employment or service-related issues.

Government Regulation

The regulatory landscape surrounding HPC and blockchain hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. Any such developments may significantly impact our business and operations in ways that are difficult to predict.

In the realm of cloud computing, there are growing concerns about the ethical implications and potential misuse of these technologies, particularly in association with AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines.

Although we are not in the crypto mining business, the amount of energy used for crypto mining and co-location services has received significant attention. In January 2024, the U.S. Energy Information Administration conducted an emergency survey of electricity consumption data from cryptocurrency mining companies in the U.S. This indicates that more focus is being placed on the energy usage of these activities. It is unclear how the information collected will be used for future regulations, but it is expected that energy efficiency and sustainability will be critical factors regulating this industry.

Furthermore, using digital assets in illicit financial activities has been a significant concern for regulators and lawmakers. Leaders in the U.S. House Financial Services Committee and U.S. Senate Banking Committee have expressed interest in passing legislation to provide additional regulatory authority to address these risks. The U.S. Treasury Department has also requested additional authorities to combat using digital assets in illegal activities. While there is currently insufficient support for any particular proposal, we expect that regulatory efforts in this area will continue to evolve and potentially impact our business.

We also closely follow developments related to regulating digital asset markets and financial services. In January 2024, the SEC approved a series of spot Bitcoin exchange-traded funds (“ETFs”), marking a significant milestone in the mainstream adoption of digital assets. Later in 2024 the SEC also approved multiple spot Ethereum ETFs. However, the regulatory landscape for digital asset markets remains complex and uncertain, with various agencies and lawmakers proposing different approaches to oversight and regulation.

As a company operating at the intersection of data center and HPC hosting services, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We closely monitor legislative and regulatory developments and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. Despite the uncertainties posed by the changing regulatory landscape, we remain committed to delivering innovative and responsible solutions in the data center and HPC hosting markets while prioritizing compliance and risk management. However, if we fail to comply with applicable laws and regulations, we may be subject to significant liabilities, including fines and penalties, and our business, financial condition, or results of operations could be adversely affected.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our website at https://oneblockchain.ai/ as soon as it is reasonably practicable after they are filed or furnished with the SEC. Our Code of Business Conduct and Ethics and the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors are also available on our website. The Code of Business Conduct and Ethics and charters are also available in print to any shareholder upon request without charge. Requests for such documents should be directed to Jerry Tang, Chief Executive Officer, at 1540 Broadway, Suite 1010, New York, New York 10036. Our Internet website and the information contained on it or connected to it are not part of, or incorporated by, reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Report. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Report including our financial statements and the related notes thereto.

Risks Related to Our Business and Industry

For purposes of this section, the words “we,” “our,” “us,” “One Blockchain,” “Combined Company,” and the “Company” refers to BlockchAIn and its subsidiaries.

Risks Related to Our Business and Operations

We have generated the majority of our revenue from a small number of customers, including Blue Ridge Digital Mining, which is controlled by Jerry Tang, our Chief Executive Officer, President, and the direct or indirect owner of the majority of the membership interests of the One Blockchain Securityholders, and we are therefore exposed to a number of related risks.

For the twelve months ended December 31, 2025, approximately 93% of One Blockchain’s revenues were derived from three customers. For the periods from February 8 to December 31, 2024 and January 1, 2024 to February 7, 2024, approximately 97% and 97%, respectively, of One Blockchain’s revenues were attributable to a single customer, Blue Ridge Digital Mining. Blue Ridge Digital Mining is owned by VCV Digital Infrastructure Holdings LLC, which is controlled by or affiliated with Jerry Tang, Chief Executive Officer and President of One Blockchain and the direct or indirect owner of the majority of the membership interests of the One Blockchain Securityholders.

Our dependence on Blue Ridge Digital Mining for the substantial majority of our revenues exposes us to significant risks related to customer concentration. If Blue Ridge Digital Mining were to reduce its purchases, terminate its relationship with us, or experience financial difficulties, our business, financial condition, and results of operations would be materially and adversely affected. We may not be able to quickly replace the revenue generated by this customer with revenue from other sources, and any such loss could result in a significant decline in our revenues and profitability.

Additionally, because Blue Ridge Digital Mining is controlled by Jerry Tang, our Chief Executive Officer, President, and direct or indirect majority equity holder, our transactions with this customer may be subject to heightened scrutiny and potential conflicts of interest. Although we seek to ensure that all transactions with related parties are conducted on an arm’s-length basis and in accordance with applicable laws and our internal policies, there can be no assurance that such transactions will not be challenged or that they will not result in unfavorable terms for us. Any perceived or actual conflicts of interest could also negatively impact our reputation and relationships with other customers, suppliers, or investors.

Furthermore, our reliance on a single customer may limit our bargaining power and flexibility in negotiating contract terms, pricing, and payment schedules. This concentration also makes us more vulnerable to changes in the business strategies, financial condition, or operational priorities of Blue Ridge Digital Mining. If Blue Ridge Digital Mining were to experience operational disruptions, regulatory challenges, or shifts in its business model, our own business could be significantly disrupted.

In summary, our significant customer concentration, particularly with a related party, exposes us to risks that could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our operational results and growth are heavily dependent on securing and maintaining favorable agreements for power and land, and the failure to do so could adversely impact our business and planned expansions.

Our ability to operate our existing facilities and develop new ones relies on securing cost-effective, reliable power and suitable land. The costs of electric power account for a significant portion of One Blockchain’s cost of revenue. Our South Carolina facility’s planned expansion from 40 MW to 50 MW is contingent upon entering into a new electric service agreement. There is no assurance that these agreements will be finalized on terms favorable to us, or at all. Failure to secure these agreements, or a significant increase in power costs or adverse lease terms, could delay or prevent our expansion, reduce our competitiveness, and materially harm our financial performance and growth prospects. The ground lease for our South Carolina facility has an initial five-year term, and while there are renewal options, there is no guarantee that these will be exercised or that terms will remain favorable.

The availability of electric power may have technical, infrastructure, or regulatory limitations or may be interrupted by power outages that may harm One Blockchain’s ability to attain growth or cause revenues to decline.

There has been a substantial increase in the demand for electricity for digital asset mining, and this has had varying impacts on local electricity supply. Additionally, One Blockchain plans to increase its reliance on renewable sources of power in the future. Renewable power is generally an intermittent and variable source of electricity, which may not always be available. Because the electrical grid has very little storage capacity, the balance between electricity supply and demand must be maintained at all times to avoid a blackout or other cascading problem. Intermittent sources of renewable power are challenging because they disrupt the conventional methods for planning the daily operation of the electrical grid. Their power fluctuates over multiple time horizons, forcing the grid operator to adjust its day-ahead, hour-ahead, and real-time operating procedures.

The amount of power required by One Blockchain and its customers will increase with the demand for One Blockchain’s services and the increase in equipment operated by its hosting customers. Should One Blockchain’s operations require more electricity than can be supplied in the areas where its data center facilities are located or should the electrical transmission grid and distribution systems be unable to provide the continuous, steady supply of electricity required, One Blockchain may have to limit or suspend activities or reduce the speed of its proposed expansion. If One Blockchain is unable to procure electricity at a suitable price, One Blockchain may have to shut down its operations in that particular jurisdiction either temporarily or permanently. Therefore, increased power costs and limited availability and curtailment of power resources will reduce One Blockchain’s revenue and have a material and adverse effect on its cost of revenue and results of operations. Although One Blockchain aims to build and operate energy efficient facilities, there can be no assurance such facilities will be able to deliver sufficient power to meet the growing needs of One Blockchain’s business. If One Blockchain is unable to receive adequate power supply and is forced to reduce its operations due to the availability or cost of electrical power, its business could experience materially negative impacts.

Certain government actors have begun to intervene with the supply of electrical energy to cryptocurrency miners. Governments or government regulators may potentially restrict electricity suppliers from providing electricity to mining data centers in times of electricity shortage or may otherwise potentially restrict or prohibit the provision of electricity to businesses like One Blockchain. In the event government regulators issue moratoriums or impose bans or restrictions involving hosting operations or transaction processing in jurisdictions in which it operates, One Blockchain will not be able to continue its operations in such jurisdictions. A moratorium ban or restriction could have a material adverse effect on One Blockchain’s business, financial condition and results of operations.

Additionally, One Blockchain’s facility operations would be materially adversely affected by a power outage. Energy costs and availability are vulnerable to risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of One Blockchain’s control. Because the digital asset mining hosting services of One Blockchain’s business consumes a large amount of energy, it is not practical or economical for One Blockchain’s operations to run on back-up generators in the event of a power outage, which may be caused by weather, wildfires, pandemics, falling trees, falling distribution poles and transmission towers, transmission and distribution cable cuts, other force majeure events in the electricity and natural gas markets and/or the negligence or malfeasance of others. Any system downtime resulting from insufficient power resources or power outages could have a material adverse effect on One Blockchain’s business, financial condition and results of operations.

The development and construction of new data center facilities are subject to significant risks, including delays and cost overruns.

Our growth strategy heavily relies on the successful development and commissioning of new data center capacity, including the expansion of our South Carolina facility. These projects involve significant capital expenditure and are subject to numerous risks, such as construction delays, shortages of materials and labor, unexpected budget increases, permitting and regulatory hurdles, and issues with contractors. Any material delay or substantial cost increase in these projects could adversely affect our ability to deploy compute infrastructure, commence HPC operations, and generate anticipated revenue, thereby impacting our financial condition and growth.

We operate in highly competitive digital asset mining and HPC markets.

The digital asset mining and HPC data center markets are characterized by intense competition. In digital asset mining, we compete with numerous companies for access to low-cost power, efficient hosting capacity, low-cost power, and reliable infrastructure. Many competitors may have greater financial resources, established relationships, or more advanced technology. In the HPC market, we will compete with established data center REITs, hyperscale cloud providers, and specialized HPC providers who may have significant advantages in terms of existing infrastructure, customer relationships, and brand recognition. Our ability to compete effectively will depend on our execution of growth strategies, securing low-cost power, and operational efficiency. Failure to compete successfully could lead to reduced market share, lower profitability, and an inability to achieve our growth objectives.

If One Blockchain fails to accurately estimate the factors upon which One Blockchain bases its contract pricing, One Blockchain may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on One Blockchain’s business, financial condition and results of operations.

One Blockchain’s hosting contracts are generally priced taking into account various factors including the then digital asset value performance, network hash rate, purchase cost of mining machines, estimated power consumption by One Blockchain’s clients, along with other costs of products or services, as adjusted for actual costs. One Blockchain’s ability to earn a profit on such contracts requires that One Blockchain accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of generating sufficient hosting and colocation capacity within the contracted time period. One Blockchain may also not be able to accurately forecast the outcome of selling its products and services at a particular price and the inability to accurately estimate the factors upon which One Blockchain bases its contract pricing could have a material adverse effect on One Blockchain’s business, financial condition and results of operations.

The average selling prices of One Blockchain’s solutions and services may fluctuate from time to time due to technological advancement and One Blockchain may not be able to pass onto its machine suppliers such decreases, which may in turn adversely affect its profitability.

The digital asset-related industry is characterized by rapid launches of new products, continuous technological advancements and changing market trends and customer preferences, all of which may translate to fluctuations in the average selling prices of products or services over time. Because One Blockchain competes in an environment of rapidly evolving technology advancement, market trends and developments of the digital infrastructure hosting industry, there is no assurance that One Blockchain will be able to pass on any decrease in average selling prices of One Blockchain’s services to its suppliers in a timely manner or at all. In the event that average selling prices of One Blockchain’s services unusually or significantly decreases and such decreases cannot be offset by a corresponding decrease in the prices of the principal components of its services, One Blockchain’s gross profit margins may be materially and adversely affected.

One Blockchain relies on supplies from third-party providers, and any negative incidents caused by actions taken by them that are outside of One Blockchain’s control may adversely impact One Blockchain’s business and results of operations.

One Blockchain relies on a single third-party electricity provider (Lockhart Power Company), and has purchased digital asset mobile mining containers (referred to herein as “Antboxes”) from a single provider (Blue Ridge Digital Mining). To some extent, One Blockchain relies on these and other third-party suppliers and service providers to provide quality services to customers. One Blockchain’s brand and reputation may be harmed by actions taken by such third parties that are outside of One Blockchain’s control. While One Blockchain believes that alternative suppliers are readily available in the market, changing to a new supplier may require additional costs and time.

Despite the measures One Blockchain has taken to ensure the quality of products and services provided by third-party suppliers and service providers, to the extent they are unable to maintain their production facilities’ efficiency, supply sufficient products in a timely manner, or provide satisfactory products and services to One Blockchain’s customers, which may be due to events that are beyond One Blockchain’s or their control, such as manufacturing defects, One Blockchain may suffer reputational damage, and One Blockchain’s business, financial condition and results of operations may be materially and adversely affected. While One Blockchain has not experienced such incidents that had a material adverse impact on its business as of the date of this annual report, as such incidents are beyond One Blockchain’s control, there is no assurance that such incidents will not occur in the future regardless of the measures One Blockchain has taken, and will take, to maintain the quality products and services provided by third-party suppliers and service providers. If One Blockchain is unable to effectively address these risks, its brand image, reputation and financial performance may be materially and adversely affected.

In addition, One Blockchain may have to turn to less reputable suppliers if One Blockchain cannot source adequate equipment or other supplies from its regular suppliers. Under such circumstances, the quality of the equipment may suffer and could cause performance issues in One Blockchain’s products and services. Shortages of supplies could result in reduced production or delays in production, as well as an increase in costs, which may negatively affect One Blockchain’s abilities to fulfill orders or provide timely services to customers, as well as One Blockchain’s customer relationships and profitability. Supply shortages may also increase One Blockchain’s costs of revenue because it may be required to pay higher prices for products in short supply, without being able to pass such costs to customers. As a result, One Blockchain’s business, results of operations and reputation could be materially and adversely affected.

Any failure of One Blockchain’s solutions or services to meet the necessary quality standards could adversely affect One Blockchain’s reputation, business and results of operation.

The quality of the products and services One Blockchain is providing is critical to the success of its business and depends significantly on the effectiveness of One Blockchain’s and One Blockchain’s manufacturing service providers’ quality control systems. In its efforts to quickly meet new market trends and demand and adopt new technologies, One Blockchain’s products and services may not have adequate time to go through One Blockchain’s normal rigorous testing procedures and final inspection, which could result in instances where One Blockchain’s products and services cannot reach the required performance standard, or One Blockchain’s products and services are found to be defective or significantly unsatisfying. These instances could result in One Blockchain’s customers suffering losses. Defects detected in products and services before they are provided to One Blockchain’s customers may result in additional costs for remediation and rework. Defects detected after One Blockchain’s products and services are provided may result in One Blockchain’s incurring further costs relating to inspection, installation or remediation, which may result in damages to One Blockchain’s reputation, loss of customers, government fines and disputes and litigation.

Power outages or shortages, labor disputes and other factors may result in constraints on One Blockchain’s business activities.

Historically, One Blockchain has not experienced constraints on its business activities due to power outages or shortages, labor disputes or other factors. However, there can be no assurance that One Blockchain’s operations will not be affected by power outage or shortages, labor disputes or other factors in the future, thereby causing material disruptions and delays in One Blockchain’s delivery schedule. In such an event, One Blockchain’s business, results of operations and financial condition could be materially and adversely affected.

Our operations are dependent on the performance and reliability of our data center infrastructure and operational technology.

Our success will depend on the efficiency, reliability, and longevity of the containerized data center modules we employ. We utilize Foreman miner management software and a proprietary machine learning model for grid consumption monitoring. However, any failure, inadequacy, or cyberattack affecting mining management software could disrupt operations, reduce efficiency, and increase costs, thereby harming our business and financial results.

We are subject to risks associated with our need for significant and reliable electric power, and the complexities of our power agreements, including true-up adjustments and curtailment requirements, could adversely impact our costs and profitability.

Our hosting and planned HPC operations are energy-intensive, making the cost and reliability of electricity critical to our profitability. However, this cost is subject to several factors that could lead to increased expenses. First, our arrangement involves an annual true-up adjustment with the utility provider. A significant upward adjustment in this true-up could lead to unexpected increases in our operational costs. Second, our South Carolina facility is subject to mandatory curtailment requirements during coincident peak demand periods within Duke Energy’s territory. While we employ a proprietary machine learning model designed to predict these peaks, have historically adopted a conservative approach to curtailment, and have not been subject to penalties for failure to comply with mandatory curtailment requirements, any failure of this model or misjudgment in curtailment strategy could result in substantial financial penalties in millions of dollars. Both the annual true-up and failure to properly manage coincident peak curtailment have the potential to cause significant financial losses. Furthermore, our planned Texas facility aims to leverage wind energy, but renewable power sources can be intermittent, potentially requiring supplemental power purchases at higher costs. Any power outages, shortages, transmission constraints, significant increases in electricity prices, or adverse outcomes from true-up adjustments or curtailment events could curtail our operations, substantially increase our costs, and reduce our profitability.

One Blockchain may be vulnerable to security breaches, which could disrupt its operations and have a material adverse effect on its business, financial condition and results of operations.

A party who is able to compromise the physical security measures protecting One Blockchain’s facilities could cause interruptions or malfunctions in One Blockchain’s operations and misappropriate One Blockchain’s property or the property of its customers. Such a compromise could be particularly harmful to One Blockchain’s brand and reputation. One Blockchain may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, One Blockchain may not be able to implement new security measures in a timely manner or, if and when implemented, One Blockchain may not be certain whether these measures could be circumvented. Any breaches that may occur could expose One Blockchain to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to One Blockchain’s reputation and increases in One Blockchain’s security costs, which could have a material adverse effect on its business, financial condition and results of operations.

In addition, any assertions of alleged security breaches or systems failure made against One Blockchain, whether true or not, could harm its reputation, cause One Blockchain to incur substantial legal fees and have a material adverse effect on One Blockchain’s business, financial condition and results of operations. Whether or not any such assertion actually develops into litigation, One Blockchain’s management may be required to devote significant time and attention to dispute resolution (through litigation, settlement or otherwise), which would detract from One Blockchain’s management’s ability to focus on its business. Any such resolution could involve the payment of damages or expenses by One Blockchain, which may be significant. In addition, any such resolution could involve One Blockchain’s agreement with terms that restrict the operation of its business. Any such resolution, including the resources exhausted in connection therewith, could have a material adverse effect on One Blockchain’s business, financial condition and results of operations.

Furthermore, security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange market since the launch of the digital asset network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm One Blockchain’s business operations or result in loss of One Blockchain’s assets.

Our business is dependent on our experienced management team and our ability to attract and retain key personnel.

One Blockchain’s success depends significantly on the continued services of our experienced management team, including Jerry Tang (CEO), Jolienne Halisky (CFO) and Eyal Rozen (COO), who possess expertise in real estate, digital assets, energy, finance and capital markets. The loss of any key member of our management team or our inability to attract and retain other qualified personnel could hinder our ability to execute our business strategy and manage our growth effectively.

If One Blockchain is unable to maintain or enhance its brand recognition, its business, financial condition and results of operations may be materially and adversely affected.

Maintaining and enhancing the recognition, image and acceptance of One Blockchain’s brand are important to One Blockchain’s ability to differentiate its products and services from and to compete effectively with its peers. As One Blockchain relies heavily on word-of-mouth branding, One Blockchain’s brand image could be jeopardized if it fails to maintain high product and service quality, pioneer and keep pace with evolving technology trends, or timely fulfil the orders for its products and services. If One Blockchain fails to promote its brand or to maintain or enhance the brand recognition and awareness among One Blockchain’s customers, or if One Blockchain is subject to events or negative allegations affecting its brand image or publicly perceived position of its brand, One Blockchain’s business, operating results and financial condition could be adversely affected.

One Blockchain may be at a higher risk of litigation and other legal proceedings due to regulatory developments affecting the digital asset and data center industries, which could ultimately be resolved against One Blockchain, requiring material future cash payments or charges, and accordingly impair One Blockchain’s financial condition and results of operations.

The nature and complexity of One Blockchain’s business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings, and government investigations, due to the heightened regulatory scrutiny following the recent disruptions in the crypto asset markets. One Blockchain believes that since cryptocurrency mining, and the digital asset industry generally, is a relatively new business sector, it is more likely subject to government investigation and regulatory determination, particularly following recent cryptocurrency market participant bankruptcies (see “—Risks Related to Regulatory Compliance and Other Legal Matters – We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.”). Any claims, regulatory proceedings or litigation that could arise in the course of One Blockchain’s business could have a material adverse effect on One Blockchain, its business or operations, or the industry as a whole.

One Blockchain may engage in acquisitions or strategic alliances in the future that could disrupt One Blockchain’s business, result in increased expenses, reduce One Blockchain’s financial resources and cause dilution to stockholders. One Blockchain cannot assure you that such acquisitions or strategic alliances may be successfully implemented.

Although One Blockchain has not engaged in significant acquisitions or strategic alliances in the past, it may look for potential acquisitions or strategic alliances in the future to expand its business. However, One Blockchain may not be able to find suitable acquisition candidates, complete acquisitions on favorable terms, if at all, or integrate any acquired business, products or technologies into One Blockchain’s operations. If One Blockchain does complete acquisitions, they may be viewed negatively by customers or investors and they may not enable One Blockchain to strengthen its competitive position or achieve its goals. In addition, any acquisitions that One Blockchain makes could lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Moreover, acquisitions may disrupt One Blockchain’s ongoing operations, divert management from day-to-day responsibilities and increase One Blockchain’s expenses. Future acquisitions may reduce One Blockchain’s cash available for operations and other uses, and could result in increases in amortization expenses related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. One Blockchain cannot predict the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on One Blockchain’s operating results.

Any global systemic economic and financial crisis could negatively affect One Blockchain’s business, results of operations, and financial condition.

Any prolonged slowdown in the global economy may have a negative impact on One Blockchain’s business, results of operations and financial condition. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets, as well as the significant potential changes to United States trade policies, treaties and tariffs. There were and could be in the future a number of domino effects from such turmoil on One Blockchain’s business, including significant decreases in orders from its customers, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of One Blockchain’s products and services and/or customer insolvencies, and counterparty failures negatively impacting One Blockchain’s operations. Any systemic economic or financial crisis could cause revenue for the data center industry as a whole to decline dramatically and could materially and adversely affect One Blockchain’s results of operations.

Concerns about greenhouse gas emissions and global climate change may result in environmental taxes, charges, assessments or penalties and could have a material adverse effect on our business, financial condition and results of operations.

The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our hosting facilities.

The lack of consistent climate legislation creates uncertainty for our industry, and digital asset mining’s high energy usage makes it a potential target for future regulations. New laws could impose higher energy costs, require additional capital investments, mandate environmental monitoring, or impose other compliance burdens.

If One Blockchain experiences difficulty in collecting its trade receivables, its liquidity, financial condition and results of operations would be negatively impacted.

One Blockchain derives its revenue from the sale of products and services and is subject to counterparty risks such as its customer’s inability to pay. As of December 31, 2025 and 2024, One Blockchain’s trade receivables amounted to $7,720 and $359,361, respectively. There can be no assurance that One Blockchain will be able to collect its trade receivables on a timely basis, and its trade receivable turnover days may increase, which in turn could materially and adversely affect One Blockchain’s liquidity, financial condition and results of operations.

One Blockchain’s operations and those of its production partners and customers are vulnerable to natural disasters and other events beyond One Blockchain’s control, the occurrence of which may have an adverse effect on the supply chain of One Blockchain’s suppliers and on One Blockchain’s facilities, personnel and results of operations.

One Blockchain’s business could be adversely affected by natural disasters or outbreaks of epidemics. One Blockchain has not adopted any written contingency plans to combat any future natural disasters, such as floods and mudslides, or epidemics / pandemics. These natural disasters, outbreaks of contagious diseases, and other adverse public health developments in countries where One Blockchain’s computing power facilities are located or any other countries or regions in which One Blockchain conducts business could severely disrupt its business operations by damaging One Blockchain’s network infrastructure or information technology system or impacting the productivity of One Blockchain’s workforce, which may adversely affect its financial condition and results of operations.

Various social and political circumstances in the U.S. and around the world may contribute to increased market volatility and economic uncertainties that could have a material adverse effect on the Company’s business, operations and the financial statements.

Wars and other forms of conflict, rising global trade tensions, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could have a material adverse impact on the Company. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

In addition to the Russia-Ukraine conflict and the Israel-Hamas conflict, the geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a large-scale joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, including in Bahrain, Jordan, Kuwait and Qatar. This conflict represents a material escalation in regional instability, the full scope, duration and consequences of which remain highly uncertain.

The U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz — through which approximately 20% of global seaborne oil trade transits — to commercial shipping, leading major container carriers and tanker operators to suspend transits and reroute vessels. Concurrently, Iran-backed Houthi forces in Yemen have announced a resumption of attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait, creating a dual chokepoint crisis that has disrupted global shipping lanes. Major shipping companies have suspended operations through both maritime corridors and rerouted vessels around the Cape of Good Hope, significantly increasing transit times and freight costs and disrupting global supply chains. War risk insurance for the Strait of Hormuz has been withdrawn or repriced at prohibitive levels, and airspace closures across multiple Gulf states have grounded thousands of flights. Brent crude oil prices have surged, and analysts have projected prices could reach $100 per barrel or higher if supply disruptions persist. Global stock markets have experienced significant declines, with indices in Asia, Europe and the United States falling sharply, and safe-haven assets such as gold and U.S. Treasuries have seen increased demand. The conflict has also prompted heightened sanctions enforcement activity and new compliance risks across financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, operations and the financial statements.

Our business is subject to a wide range of laws and regulations, and our failure to comply with those laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, including those related to energy usage and energy efficiency requirements, AI, federal securities laws, and tax laws and regulations.

For example, government authorities have in the past sought to restrict data center development based on environmental considerations and have imposed moratoria on data center development, citing concerns about energy usage, requiring new data centers to meet energy efficiency requirements or regulating the use of power by large energy consumers. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements.

These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. In particular, the global AI regulatory environment continues to evolve as regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Several U.S. states are considering enacting or have already enacted regulations concerning AI technologies, with new state laws taking effect on January 1, 2026, which may impact our or our customers’ ability to train, deploy, or release AI models, and increase our compliance costs. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, financial condition, and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, financial condition, and prospects.

Risks Related to the Digital Infrastructure and HPC Industries

The digital infrastructure and high-performance computing industries in which One Blockchain operates are characterized by rapidly evolving technology, shifting customer requirements, and increasing demand for power-dense hosting capacity. If One Blockchain fails to adapt its service offerings, maintain competitive pricing, or meet the operational expectations of its customers, it may not be able to attract new customers or retain existing customers, and its business and results of operations may be adversely affected.

The digital infrastructure and high-performance computing industries in which One Blockchain operates are characterized by rapid technological evolution, shifting customer requirements, frequent introduction of new service models, and the ongoing emergence of new industry standards and practices. One Blockchain’s success will depend, in part, on its ability to respond to these changes in a cost-effective and timely manner. Increasing demand for power-dense hosting capacity — driven by the growth of artificial intelligence, machine learning, and other computationally intensive workloads — requires data center operators to continuously invest in facility upgrades, power infrastructure, cooling technology, and operational capabilities to remain competitive.

If One Blockchain is unable to generate sufficient revenue or raise adequate capital to fund these investments, its ability to improve its service offerings and maintain competitive infrastructure may be restricted or delayed. In such circumstances, One Blockchain may not be able to keep pace with evolving market requirements or satisfy customer expectations, which could materially and adversely affect its results of operations.

Furthermore, the markets for data center hosting and digital infrastructure services are subject to ongoing technological change, including advances in computing hardware, power efficiency, cooling systems, and workload optimization. New developments in computing architecture, energy management, or alternative infrastructure models could reduce demand for One Blockchain’s current service offerings or render its existing facility configurations less competitive. If One Blockchain is unable to anticipate market trends, adapt its infrastructure to support emerging workload types, or offer services that meet the evolving needs of its customers, its business, results of operations, and financial condition could be materially and adversely affected.

Due to the unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider Bitcoin market, the value of Bitcoin and, consequently, the value of the BlockchAIn common shares may be adversely affected, causing losses to Shareholders.

Disruptions at digital asset trading platforms, including fraud, hacking, or business failures, have historically caused significant declines in digital asset prices. As a hosting provider, we do not operate trading platforms or hold digital assets; however, platform failures that reduce digital asset prices could adversely affect our customers’ mining economics and their ability to maintain hosting arrangements.

The price of Bitcoin is highly volatile, and decreases in Bitcoin’s price could adversely affect our business, financial condition, and results of operations.

The Company does not hold, mine, or transact in Bitcoin or any other digital assets. However, because a significant portion of our hosting revenue is derived from customers engaged in digital asset mining, our business is indirectly exposed to fluctuations in the market price of Bitcoin. Bitcoin prices have historically been volatile and are affected by a range of factors, including market sentiment, adoption rates, regulatory developments, macroeconomic conditions, the actions of large holders, and events affecting the broader digital asset market.

The profitability of our digital asset mining customers is directly tied to the market price of Bitcoin. When Bitcoin prices are high or rising, mining operations tend to be more profitable, which supports demand for hosting capacity and strengthens our customers’ ability to meet their hosting fee obligations. Conversely, sustained declines in the price of Bitcoin may compress our customers’ margins, reduce demand for hosting services, lead to contract terminations or non-renewals, delay facility build-outs by prospective customers, or impair our customers’ ability to pay hosting fees on a timely basis.

Bitcoin prices are influenced by numerous factors beyond our control, including supply dynamics inherent in the Bitcoin protocol (such as the fixed 21 million supply cap and periodic halving events), shifts in investor sentiment, the actions of significant holders or trading platforms, regulatory developments in the United States and abroad, and broader macroeconomic conditions. There is no assurance that the price of Bitcoin will remain at levels sufficient to sustain demand for our hosting services, or that Bitcoin prices will not decline significantly in the future.

In addition, fluctuations in the price of Bitcoin may have an impact on the trading price of BlockchAIn common shares, even before any effect is reflected in our financial performance, to the extent that investors view our business as correlated with digital asset market conditions. A sustained decline in Bitcoin prices could require us to reduce hosting rates, accept lower facility utilization, or pursue accelerated diversification into non-mining workloads, any of which could materially and adversely affect our revenue, profitability, and results of operations.

The development of blockchain technology and cryptocurrency is in its early stage and any adverse development in the cryptocurrency or blockchain market could adversely affect One Blockchain’s business and results of operations.

Our business is dependent on continued demand for data center hosting services from customers engaged in digital asset mining and, increasingly, AI and high-performance computing workloads. The digital asset industry remains in a relatively early stage of development, and there can be no assurance that demand for third-party hosting services from digital asset mining operators will continue at current levels or grow over time.

Adverse developments in the digital asset industry, the broader data center market, or the specific markets served by our customers could lead to a decrease in demand for our hosting capacity, which could have a material adverse effect on our business, financial condition, and results of operations. Factors that could reduce demand for our services include:

●	a decline in the adoption, use, or market value of Bitcoin and other digital assets, which could reduce the profitability and hosting demand of our mining customers;

●	increased regulatory costs or restrictions applicable to digital asset mining or data center operations;

●	oversupply of hosting capacity in the markets we serve, resulting in pricing pressure or reduced utilization;

●	a transition by our customers from third-party hosting providers to self-owned and self-operated facilities;

●	the development of new technologies or industry standards that reduce demand for our current hosting configurations or render our facility infrastructure less competitive;

●	constraints on the availability or affordability of current-generation mining hardware or specialized compute equipment for our customers; and

●	increases in Bitcoin network mining difficulty or decreases in digital asset prices that compress our customers’ operating margins and reduce their ability to sustain hosting arrangements.

In addition, the digital asset ecosystem remains subject to evolving regulatory frameworks across multiple jurisdictions. Certain jurisdictions have restricted or may restrict the use, exchange, or mining of digital assets, which could constrain the growth of our customer base. If the digital asset mining industry contracts, or if our customers are unable to operate profitably, demand for our hosting services could decline and our business, results of operations, and financial condition could be materially and adversely affected.

Bitcoin network mining economics, including halving events and increases in mining difficulty, could indirectly reduce demand for our hosting services.

The profitability of our digital asset mining customers is affected by factors inherent in the Bitcoin protocol, including periodic "halving" events that reduce block rewards and increases in network mining difficulty. The most recent halving occurred in April 2024, reducing the block reward from 6.25 to 3.125 Bitcoins. Mining difficulty has also generally increased over time as more computational power is added to the network. While the Company does not engage in self-mining and derives its hosting revenue from per-kWh fees, these dynamics directly affect our customers' mining economics. If halvings or difficulty increases are not offset by corresponding increases in Bitcoin price or transaction fees, our customers' profitability may decline, which could reduce demand for hosting capacity, lead to contract terminations or non-renewals, create downward pressure on hosting rates, or impair our customers' ability to pay hosting fees on a timely basis. Any sustained compression of our customers' mining margins could adversely affect our hosting revenue, facility utilization, and results of operations.

Technological obsolescence of mining equipment could negatively impact our business.

The digital asset mining industry experiences rapid technological advancements, with newer generations of ASIC miners often offering significantly improved efficiency in terms of hash rate per unit of power consumed. As a hosting provider, we do not own or operate mining equipment; however, technological obsolescence of our customers’ equipment directly affects our business. Customers operating older, less efficient hardware may generate insufficient mining revenue to support their hosting fee obligations, increasing the risk of contract termination, non-payment, or reduced demand for hosting capacity. Conversely, newer-generation equipment may require higher power density, enhanced cooling capabilities, or other facility specifications that our existing infrastructure may not support without significant capital investment. Our ability to retain existing customers and attract new ones will depend in part on maintaining facility infrastructure that can accommodate evolving equipment requirements across both digital asset mining and AI/HPC workloads.

Regulatory changes or actions may restrict the use of cryptocurrencies, including Bitcoin, or mining activities in a manner that adversely affects our business.

The legal and regulatory framework governing digital assets and digital asset infrastructure is still developing and subject to significant uncertainty globally and within the United States. Future legislative or regulatory changes, interpretations, or actions could impose new restrictions on digital asset mining operations, including the activities conducted by our hosting customers at our facilities. This could include environmental regulations related to data center energy consumption, zoning or permitting restrictions on high-power computing facilities, taxation policies applicable to digital asset activities, or classifications of digital assets that could affect our customers’ operations. While the Company does not directly mine, hold, or transact in digital assets, regulatory developments that adversely affect our customers’ ability to operate could reduce demand for our hosting services, lead to contract terminations, or constrain our ability to attract new customers. In addition, as data center operations attract increased regulatory attention at both the state and federal level — including with respect to utility rate impacts, water usage, and grid reliability — new compliance requirements could increase our operating costs or limit our ability to expand capacity at existing or future sites.

Changes in digital asset consensus protocols could reduce demand for energy-intensive hosting services.

Certain digital asset networks, including the Bitcoin network, currently employ a Proof-of-Work consensus algorithm that requires significant computing power and electrical energy to validate transactions. Our facility infrastructure is optimized to serve these energy-intensive workloads. However, digital asset networks may adopt alternative consensus mechanisms that substantially reduce or eliminate the need for energy-intensive computation, as the Ethereum network did in September 2022. Should Bitcoin or other major networks transition away from Proof-of-Work, demand for our hosting services from digital asset mining customers could decline significantly. While the Company is actively diversifying its customer base to include AI and high-performance computing workloads that are not dependent on any particular digital asset consensus protocol, a sustained shift away from energy-intensive mining across major networks could adversely affect our hosting revenue, facility utilization, and results of operations.

Risks Related to Our Financial Condition

We have a limited operating history as a company transitioning to AI Data Center development and HPC applications, which makes it difficult to evaluate our future prospects and financial performance and assess the seasonality and volatility in our business.

One Blockchain’s limited operating history may make it difficult for One Blockchain to forecast its business and assess the seasonality and volatility in its business.

While our South Carolina facility has a history of generating revenue from hosting services, our entry into the AI/HPC market represents new strategic directions. As such, our past performance may not be indicative of our future results in these new business segments. Evaluating our business and prospects is challenging due to our evolving business model and the rapidly changing industries in which we operate. One Blockchain’s revenues may decline for any number of possible reasons, including decreasing market price of cryptocurrencies, increasing competition, declining growth of the cryptocurrency industry, unforeseeable technology innovation, emergence of alternative mainstream cryptocurrencies, or changes in government policies, regulations or general economic conditions. It is also difficult to forecast seasonality and volatility in One Blockchain’s business, and as a result accurately allocating resources including facility capacity, power resources, or human capital to different business lines to achieve the best results in the medium or long term. If One Blockchain’s growth rates decline, investors’ perceptions of One Blockchain’s business and business prospects may be adversely affected and the market price of BlockchAIn common shares could decline. In addition, given the volatile nature of cryptocurrencies and that One Blockchain’s business and financial condition correlate with the market price of cryptocurrencies, it is difficult to evaluate One Blockchain’s business and future prospects based on its limited operating history or historical performance.

We will require significant capital to fund our growth strategy, and failure to obtain necessary financing on favorable terms, or at all, could adversely affect our growth and operations.

Our planned expansion of our South Carolina facility, the development of additional planned facilities, and the buildout of HPC capacity along with AI Data Center facilities will require substantial capital investment. While we intend for BlockchAIn’s public listing to improve access to capital markets, there is no guarantee that we will be able to secure sufficient equity or debt financing on terms acceptable to us. Our ability to obtain external financing in the future may be subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows and the liquidity of international capital and lending markets. However, in light of conditions impacting the industry, it may be more difficult for us to obtain equity or debt financing currently and/or in the future. Any indebtedness that we may incur in the future may also contain operating and financial covenants that could further restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us or at all. A large amount of bank borrowings and other debt may result in a significant increase in interest expense while at the same time exposing us to increased interest rate risks. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of BlockchAIn common shares. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Insufficient funding could force us to delay, scale back, or abandon our growth plans, which would adversely affect our business and competitive position.

Our future financial performance is subject to assumptions and projections that may not materialize.

Our financial outlook and projections are based on various assumptions regarding energy costs, our ability to secure necessary agreements, the successful deployment of new capacity, and market demand for our services. These assumptions are inherently uncertain and subject to numerous business, economic, regulatory, and competitive risks and uncertainties that could cause actual results to differ materially from our expectations.

Risks Related to Regulatory Compliance and Other Legal Matters

We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.

As crypto assets have grown in popularity and in market size, the U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, and the Federal Bureau of Investigation), and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in March 2022, Federal Reserve Chair Jerome Powell expressed the need for regulation to prevent “cryptocurrencies from serving as a vehicle for terrorist finance and just general criminal behavior”. On March 8, 2022, President Joseph R. Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. On June 28, 2024, the U.S. Department of Treasury and IRS issued a final rule requiring digital asset brokers to report the sales and exchanges of digital assets. On January 23, 2025, President Donald J. Trump issued an executive order, indicating that it is the policy of the Trump Administration to “support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy”. The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto assets industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, the bankruptcy filings of FTX, the third largest digital asset exchange by volume at the time of its filing, and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout calendar year 2022, contributed, at least in part, to heightened regulatory scrutiny from U.S. regulatory agencies such as the SEC and CFTC. Increasing regulation and regulatory scrutiny may result in additional costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the utility of Bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. Increasingly strict legal and regulatory requirements and any regulatory investigations and enforcement may result in changes to our business, as well as increased costs, supervision and examination. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions. Adverse changes to, or our failure to comply with, any laws and regulations may have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

Although we are not directly connected to the cryptocurrency market events in 2022, developments in the digital asset industry may affect market perception of companies providing infrastructure services to that industry. Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and/or may adversely affect our business, reputation, financial condition and results of operations.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The OFAC requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions, we may, inadvertently and without our knowledge, engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we data mining-related products and services. In addition, in the future, OFAC or another regulator may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Further, if certain of our customers or stockholders become the subject or target of applicable sanctions laws, we may be unable to engage in any further transactions or dealings with such persons, including making any distributions of dividends or other payments, and may be required to satisfy certain blocking or reporting obligations under the relevant sanctions laws. Failure to take all such action as necessary or appropriate under applicable sanctions laws could subject us to significant fines or other penalties and have a material adverse effect on our business, financial condition, and results of operations.

Our hosting customers operate equipment that interacts with blockchain networks, including the Bitcoin network. While the Company does not directly operate blockchain nodes, validate transactions, or maintain copies of any blockchain ledger, our role as a hosting provider for customers engaged in blockchain-related activities could expose us to regulatory scrutiny or reputational risk in the event that any customer’s activities are found to violate applicable laws. We seek to mitigate this risk through customer due diligence and contractual provisions, but there can be no assurance that these measures will be sufficient to prevent all potential exposure.

We may be involved in legal and other disputes from time to time arising out of our operations, including disputes with our suppliers, customers or employees. Our vendors and customers are also subject to risks relating to litigation and disputes, which could adversely affect our business or reputation

We may from time to time be involved in disputes with various parties arising out of our operations, including electricity suppliers, business partners, customers or employees. These disputes may lead to protests or legal or other proceedings and may result in damage to our reputation, substantial costs and diversion of resources and management’s attention from our core business activities. In addition, we may encounter compliance issues with regulatory bodies in the course of our operations, in respect of which we may face administrative proceedings or unfavorable rulings that may result in liabilities and cause delays or disruptions to our services. We may be involved in other proceedings or disputes in the future that may have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, our vendors and customers, some of which are market players in the crypto industry, are also subject to risks relating to litigation and disputes. Such litigation and disputes are beyond our control and may adversely affect our business and reputation.

We may increasingly become a target for public scrutiny, including complaints to regulatory agencies, negative media coverage, and malicious allegations, all of which could severely damage our reputation and materially and adversely affect our business and prospects.

Certain features of cryptocurrency networks, such as decentralization, independence from sovereignty and anonymity of transactions, create the possibility of heightened attention from the public, regulators and the media. Heightened regulatory and public concerns over cryptocurrency-related issues may subject us to additional legal and social responsibilities and increased scrutiny and negative publicity over these issues. From time to time, these allegations, regardless of their veracity, may result in consumer dissatisfaction, public protests or negative publicity, which could result in government inquiry or substantial harm to our brand, reputation and operations. Moreover, as our business expands and grows, we may be exposed to heightened public scrutiny in jurisdictions where we already operate as well as in new jurisdictions where we may operate. There is no assurance that we would not become a target for regulatory or public scrutiny in the future or that scrutiny and public exposure would not severely damage our reputation as well as our business and prospects.

Our insurance coverage is limited and may not be adequate to cover potential losses and liabilities. A significant uninsured loss or a loss in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition.

Risks associated with our business and operations include, but are not limited to, business interruption due to regulatory changes, power shortages or network failure, product liability claims and losses of key personnel, any of which may result in significant costs or business disruption. In line with general market practice, we do not have any business liability or disruption insurance to cover our operations. However, our current insurance policies may be insufficient in the event of a prolonged or catastrophic event. The occurrence of any such event that is not entirely covered by our insurance policies may result in interruption of our operations, subject us to significant losses or liabilities and damage our reputation as a provider of business continuity services. In addition, the property and transit insurance policies we have obtained may not cover all risks associated with our business The occurrence of certain incidents including severe weather, earthquake, fire, war, power outages, flooding and the consequences resulting from them may not be covered by our insurance policies adequately, or at all. If we were subject to substantial liabilities that were not covered by our insurance, we could incur costs and losses that could materially and adversely affect our results of operations and financial condition.

Digital asset mining activities are energy-intensive, which may restrict the geographic locations of data center hosting facilities and have a negative environmental impact.

Digital asset mining activities are inherently energy-intensive and electricity costs account for a significant portion of the overall mining costs. The availability and cost of electricity will restrict the geographic locations of mining activities. Any shortage of electricity supply or increase in electricity cost in a jurisdiction may negatively impact the viability and the expected economic return for Digital asset mining activities in that jurisdiction, which may in turn decrease the demand of our data center hosting facilities in that jurisdiction.

In addition, the significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for Digital asset mining activities or government measures restricting or prohibiting the use of electricity for Digital asset mining activities. Any such development in the jurisdictions where we sell digital asset mining-related products and services could have a material and adverse effect on our business, financial condition and results of operations.

Our business operation may have an intrinsic need for governmental interactions, and are therefore subject to higher corruption risks.

Our operations require significant power resources and related infrastructure to support our hosting services, and the industries we serve — including digital asset mining and high-performance computing — operate under a rapidly evolving regulatory landscape. As a data center operator with substantial energy requirements, we interact with government authorities and utility providers in connection with power procurement, permitting, zoning, and environmental compliance. As we expand our operations to additional sites, these interactions may increase in frequency and complexity. Any failure to comply with applicable anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, in connection with these activities could expose the Company to legal liability, regulatory penalties, and reputational harm.

We may require certain approvals, licenses, permits and certifications to operate. Any failure to obtain or renew any of these approvals, licenses, permits or certifications could materially and adversely affect our business and results of operations.

In accordance with the laws and regulations in each jurisdiction in which we may operate, we may be required to maintain certain approvals, licenses, permits and certifications. Complying with such laws and regulations may require substantial expense, and any non-compliance may expose us to liability. In the event of non-compliance, we may have to incur significant expenses and divert substantial management time to rectify the incidents. In the future, if we fail to obtain all the necessary approvals, licenses, permits and certifications, we may be subject to fines or the suspension of operations, which could materially and adversely affect our business and results of operations. We may also experience adverse publicity arising from non-compliance with government regulations, which would negatively impact our reputation.

There is no assurance that we will be able to fulfill all the conditions necessary to obtain the required government approvals, or that relevant government officials will always, if ever, exercise their discretion in our favor, or that we will be able to adapt to any new laws, regulations and policies. There may also be delays on the part of government authorities in reviewing our applications and granting approvals, whether due to the lack of human resources or the imposition of new rules, regulations, government policies or their implementation, interpretation and enforcement. If we are unable to obtain, or experience material delays in obtaining, necessary government approvals, our operations may be substantially disrupted, which could materially and adversely affect our business, financial condition and results of operations.

We may be subject to fines and other administrative penalties resulting from the operation of our business, which could materially and adversely affect our business, financial condition and results of operation.

We are subject to regulation by the multiple government authorities in regions where we have presence, and various jurisdictions may from time to time adopt laws, regulations or directives that affect our businesses. Moreover, the relevant regulatory authorities possess significant powers to enforce applicable regulatory requirements in the event of our non-compliance, including the imposition of fines, sanctions or the revocation of licenses or permits to operate our business. Regulations have impacted or could impact, among others, the nature of and scope of offerings we are able to make available, the pricing of offerings on our platform, our relationship with, and incentives, fees and commissions provided to or charged from our vendors, and our ability to operate in certain segments of our business. We expect that our ability to manage our relationships with regulators in each of our markets, as well as existing and evolving regulations will continue to impact our results in the future. Any misunderstanding or misinterpretation of applicable laws or regulations could subject us to, among others, non-compliance investigation by the government authorities. There is no guarantee that we will not face administrative fines or penalties concerning our operations, which could have a material adverse impact on our results of operation.

Regulatory changes or actions may restrict the use of cryptocurrencies or the operation of cryptocurrency networks in a manner that may require us to cease certain or all operations, which could have a material adverse effect on our business, financial condition and results of operations.

The regulatory landscape for digital assets in the United States continues to evolve. Federal agencies, including the SEC, CFTC, and FinCEN, have examined and continue to examine the operations of digital asset networks, market participants, and service providers. State regulators have also initiated actions against entities involved in digital asset activities, including in jurisdictions where we operate or may operate in the future.

The current U.S. administration has expressed support for the responsible growth of digital assets, including through executive orders establishing a Strategic Bitcoin Reserve and the President’s Working Group on Digital Asset Markets. Congress has enacted the GENIUS Act, establishing a federal regulatory framework for stablecoins, and additional legislation such as the CLARITY Act continues to progress. The SEC has launched a Crypto Task Force dedicated to developing a comprehensive regulatory framework for digital assets, and its staff has issued guidance indicating that certain Proof-of-Work mining activities do not involve the offer or sale of securities. These developments suggest increasing regulatory clarity for the digital asset industry.

However, there can be no assurance that future regulatory developments — whether at the federal, state, or local level — will be favorable to our business or to the operations of our hosting customers. Regulatory changes could impose new registration, reporting, or compliance requirements on data center operators or hosting providers that serve digital asset mining customers, or could restrict or prohibit digital asset mining activities in jurisdictions where we operate or plan to operate. If our hosting customers are unable to operate due to regulatory restrictions, or if compliance costs increase materially for us or our customers, our hosting revenue, facility utilization, and results of operations could be materially and adversely affected.

Federal or state agencies may impose additional regulatory burdens on our business. Changing laws and regulations and changing enforcement policies and priorities have the potential to cause additional expenditures, restrictions, and delays in connection with our business operations.

Federal and state laws and regulations may be subject to change or changes in enforcement policies or priorities, including changes that may result from changes in the political landscape and changing technologies. Future legislation and regulations, changes to existing laws and regulations, or interpretations thereof, or changes in enforcement policies or priorities, could require significant management attention and cause additional expenditures, restrictions, and delays in connection with our business operations.

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe may face increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Although the federal government in the United States has indicated a reversal of previous climate and ESG-related initiatives, regulatory initiatives to impose climate and ESG-reporting requirements have occurred and continue to be expected at the state and international levels and may resurface in the United Stated in the future. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to BlockchAIn

After completion of the Business Combination, the holders of One Blockchain’s securities will maintain the ability to control or significantly influence all matters submitted to the Combined Company’s stockholders for approval.

After the completion of the Business Combination, One Blockchain Securityholders own, in the aggregate, approximately 88.3% of the BlockchAIn common shares following the Closing. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to the Combined Company’s stockholders for approval, as well as the Combined Company’s management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the Combined Company’s assets. This concentration of voting power could delay or prevent an acquisition of the Combined Company on terms that other stockholders may desire.

The Combined Company’s stock price is expected to be volatile, and the market price of its common shares may drop following the Business Combination.

The market price of BlockchAIn common shares could be subject to significant fluctuations following the Business Combination. Market prices for securities of technology companies have historically been particularly volatile. Some of the factors that may cause the market price of BlockchAIn common shares to fluctuate include:

●	variations in the Combined Company’s financial results or those of companies that are perceived to be similar to the Combined Company;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the Combined Company or the Combined Company’s competitors;

●	significant lawsuits, including stockholder litigation;

●	additions or departures of key employees or management personnel;

●	general economic, industry and market conditions; and

●	failure to maintain compliance with listing requirements of the NYSE American.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of BlockchAIn common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Combined Company’s profitability and reputation.

The Combined Company will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

The Combined Company will incur significant legal, accounting and other expenses that One Blockchain did not incur as a private company, including costs associated with public company reporting requirements. The Combined Company will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE American. These rules and regulations are expected to increase the Combined Company’s legal and financial compliance costs and to make some activities more time-consuming and costly. The executive officers and other personnel of the Combined Company will need to devote substantial time regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for the Combined Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Combined Company to attract and retain qualified individuals to serve on the BlockchAIn Board or as executive officers of the Combined Company, which may adversely affect investor confidence in the Combined Company and could cause the Combined Company’s business or stock price to suffer.

BlockchAIn’s management has limited experience with compliance with public company obligations and the Combined Company’s resources may not be sufficient to fulfill its public company obligations.

Following the completion of the Business Combination, the Combined Company will be subject to various regulatory requirements, including those of the SEC and the NYSE American. These requirements include record keeping, financial reporting, and corporate governance rules and regulations. The Combined Company’s management team will consist of certain executive officers of One Blockchain prior to the Business Combination. Such executive officers have limited experience with compliance with public company obligations and, historically, One Blockchain has not had the resources typically found in a public company. The Combined Company’s internal infrastructure may not be adequate to support its reporting obligations, and the Combined Company may be unable to hire, train or retain necessary staff and may initially be reliant on engaging outside consultants or professionals to overcome its lack of experience. The Combined Company’s business could be adversely affected if its internal infrastructure is inadequate, it is unable to engage outside consultants, or is otherwise unable to fulfill its public company obligations.

Anti-takeover provisions in the Combined Company charter documents and under Delaware law could make an acquisition of the Combined Company more difficult and may prevent attempts by the Combined Company stockholders to replace or remove the Combined Company management.

The Combined Company’s charter documents are subject to Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, with the following exceptions:

●	before such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

●	upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction began, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) those shares owned (i) by persons who are directors and also officers and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

●	on or after such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least 66 2∕3% of the outstanding voting stock that is not owned by the interested stockholder.

In general, Section 203 defines a “business combination” to include the following:

●	any merger or consolidation involving the corporation and the interested stockholder;

●	any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;

●	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

●	any transaction involving the corporation that has the effect of increasing the proportionate share of the stock or any class or series of the corporation beneficially owned by the interested stockholder; and

●	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits by or through the corporation.

In general, Section 203 defines an “interested stockholder” as an entity or person who, together with the person’s affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporation.

The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

A Delaware corporation may “opt out” of these provisions with an express provision in its certificate of incorporation. We have not opted out of these provisions, which may, as a result, discourage or prevent mergers or other takeover or change of control attempts of the Combined Company. However, the Combined Company did not opt out of these provisions.

In addition, the BlockchAIn Amended and Restated Certificate of Incorporation and the BlockchAIn Amended and Restated Bylaws contain certain provisions that may have anti-takeover effects, making it more difficult for or preventing a third party from acquiring control of our company or changing the BlockchAIn Board and management. The BlockchAIn Amended and Restated Certificate of Incorporation provides that a majority of the BlockchAIn Board will have the sole authority to establish the number of directors and fill any vacancies and newly created directorships, subject to the rights of any holders of Combined Company preferred stock to elect directors. These provisions may prevent a stockholder from increasing the size of the BlockchAIn Board and gaining control of the BlockchAIn Board by filling the resulting vacancies with its own nominees. In addition, the BlockchAIn Amended and Restated Certificate of Incorporation provides that in addition to any other vote required by law, no member of the BlockchAIn Board may be removed from office by our stockholders without the approval of not less than the majority of the total voting power of all of our outstanding shares of capital stock then entitled to vote in the election of directors, and only for “cause”. Furthermore, the BlockchAIn Board is a “classified” board, with staggered three-year terms, which may also delay or prevent a change in management or control. The BlockchAIn Amended and Restated Certificate of Incorporation provides that stockholders may not take action by written consent. The BlockchAIn Amended and Restated Bylaws also do not provide its stockholders with the power to call a special meeting of stockholders and may contain certain advance notice provisions for the submission and presentation of stockholder meeting proposals or director nominations at a stockholder meeting, which may limit the ability of stockholders to influence the composition and business decisions of our management.

The BlockchAIn Amended and Restated Bylaws also provide that we may agree with any stockholders to restrict the sale or other disposal of our stock owned by such stockholders.

In addition, the BlockchAIn Amended and Restated Certificate of Incorporation authorizes the BlockchAIn Board to issue up to 100,000,000 shares of “blank-check” preferred stock in one or more series as solely determined by the BlockchAIn Board, and to have the voting powers, preferences and relative participation, optional and special rights and qualifications, limitations and restrictions thereof as solely determined by the BlockchAIn Board without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any Combined Company preferred stock could diminish the rights of holders of existing shares, and therefore could reduce the value of such shares. In addition, specific rights granted to future holders of Combined Company preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the BlockchAIn Board to issue Combined Company preferred stock could make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the value of BlockchAIn securities.

Furthermore, the holders of the BlockchAIn common stock will not have cumulative voting rights in the election of its directors. The combination of the anticipated ownership by a few stockholders of the majority of BlockchAIn’s issued and outstanding common stock and lack of cumulative voting may make it more difficult for other stockholders to replace the BlockchAIn Board or for a third party to obtain control of the Combined Company by replacing the BlockchAIn Board.

The Combined Company may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to the Combined Company after the Business Combination.

Following the Business Combination, the Combined Company is subject to Section 404. The standards required for a public company under Section 404 are significantly more stringent than those required of One Blockchain as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to the Combined Company after the Business Combination. If management is not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject the Combined Company to adverse regulatory consequences and could harm investor confidence and the market price of BlockchAIn common shares.

Future sales of shares by existing stockholders could cause the Combined Company stock price to decline.

If existing Signing Day Sports Stockholders and One Blockchain Securityholders sell, or indicate an intention to sell, substantial amounts of BlockchAIn common shares in the public market after the lock-up and other legal restrictions on resale, the trading price of the BlockchAIn common shares could decline.

The Lock-Up Agreements entered into by certain Signing Day Sports Stockholders and One Blockchain Securityholders prior to the Closing provide that the BlockchAIn common shares, including, as applicable, shares received in the Business Combination and issuable upon exercise of certain options, will be subject to lock-up restrictions for a six-month period after the Closing, subject to limited exceptions. Upon expiration of such lockup restrictions, such BlockchAIn common shares will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of BlockchAIn common shares could decline.

The BlockchAIn Amended and Restated Certificate of Incorporation designates the Court of Chancery in the State of Delaware as the exclusive forum for certain types of actions and proceedings that the Combined Company’s stockholders may initiate, which could limit the Combined Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Combined Company or the Combined Company’s directors, officers or employees.

The BlockchAIn Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the state and federal courts within the State of Delaware will be exclusive forums for any:

●	derivative action or proceeding brought on the Combined Company’s behalf;

●	action asserting a claim of breach of a fiduciary duty owed by any of the Combined Company’s directors, officers or other employees to the Combined Company or the Combined Company’s stockholders;

●	action asserting a claim against the Combined Company arising pursuant to any provision of the DGCL or the BlockchAIn Amended and Restated Certificate of Incorporation or bylaws; or

●	any action asserting a claim against the Combined Company that is governed by the internal affairs doctrine.

If any such action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the federal securities laws, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring any interest in shares of the Combined Company’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Combined Company’s bylaws described above. However, no such person or entity shall be deemed to have waived any right of action against the Company or its officers or directors pursuant to the federal securities laws. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Combined Company or the Combined Company’s directors, officers or other employees, which may discourage such lawsuits against the Combined Company and the Combined Company’s directors, officers and employees. Alternatively, if a court were to find these provisions of its bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Combined Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Combined Company’s business and financial condition.

The exclusive forum provision of the BlockchAIn Amended and Restated Certificate of Incorporation would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

As an emerging growth company, BlockchAIn cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make BlockchAIn common shares less attractive to investors.

BlockchAIn is an emerging growth company as defined in the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of BlockchAIn’s internal controls over financial reporting from its independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. BlockchAIn cannot predict if investors will find its shares less attractive because it will rely on these exemptions. If some investors find BlockchAIn’s shares less attractive as a result, there may be a less active market for BlockchAIn’s shares and its share price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. BlockchAIn intends to take advantage of the benefits of this extended transition period, for as long as it is available. As a result, BlockchAIn’s financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

Pursuant to the JOBS Act, BlockchAIn’s independent registered public accounting firm will not be required to attest to the effectiveness of BlockchAIn’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as it is an emerging growth company.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of BlockchAIn’s internal control over financial reporting, starting with the second annual report that it files with the SEC after the consummation of its initial public listing, and generally requires in the same report a report by its independent registered public accounting firm on the effectiveness of its internal control over financial reporting. However, as an emerging growth company, BlockchAIn’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until it is no longer an emerging growth company. BlockchAIn could be an emerging growth company for up to five years.

We are a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may not find our common stock attractive because we may rely on these exemptions and reduced disclosures. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

BlockchAIn’s ability to be successful following the Business Combination will depend upon the efforts of its officers, and the loss of such persons could negatively impact the operations and profitability of the post-Business Combination business.

BlockchAIn’s ability to be successful following the Business Combination will be dependent upon the efforts of certain key personnel of BlockchAIn. Although the parties expect key personnel to remain with BlockchAIn following the Business Combination, there can be no assurance that they will do so. It is possible that BlockchAIn will lose some key personnel, the loss of which could negatively impact the operations and profitability of BlockchAIn. Furthermore, following the Closing, certain of the key personnel of BlockchAIn may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause BlockchAIn to have to expend time and resources helping them become familiar with such requirements.

The Business Combination will result in a limitation on Signing Day Sports’ ability to utilize its net operating loss carryforwards.

As of December 31, 2025 and 2024, Signing Day Sports had approximately $25,761,307 and $18,060,708 of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. Under Section 382 of the Code, use of Signing Day Sports’ net operating loss carryforwards (“NOLs”) will be limited as a result of the Business Combination and therefore its ability to utilize its NOLs and certain credit carryforwards remaining at the effective time of the Business Combination will be limited. The limitation will be determined by the fair market value of the Signing Day Sports common stock outstanding prior to the ownership change, multiplied by the applicable federal rate, specifically the long-term tax-exempt rate for the period increased by any recognized built-in gains.  Limitations imposed on Signing Day Sports’ ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

The Combined Company may become involved in securities class action litigation that could divert management’s attention and harm the Combined Company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often followed certain significant business transactions, such as the sale of a business division or announcement of a merger. The Combined Company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the Combined Company’s business.

The Combined Company may be deemed a “controlled company” within the meaning of the NYSE American rules and the rules of the SEC.

Jerry Tang, who serves as Chief Executive Officer, President, Chairman, and as a director of BlockchAIn, may be deemed to beneficially own a majority (approximately 69.9%, subject to adjustment) of the Combined Company’s outstanding common stock. As a result, the Combined Company may be deemed to be a “controlled company” within the meaning of the corporate governance standards of NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of the BlockchAIn Board consist of “independent directors” as defined under the rules of the NYSE American;

●	the requirement that the Combined Company have a compensation committee that is composed entirely of directors who meet the NYSE American independence standards for compensation committee members with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement that the Combined Company’s director nominations be made, or recommended to the Combined Company’s full board of directors, by its independent directors or by a nominations committee that consists entirely of independent directors and that the Combined Company adopt a written charter or board resolution addressing the nominations process.

The Combined Company may rely upon these exemptions, although it does not currently intend to do so. If the Company relies on any of the exemptions listed above in the future, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

Risks Related to Our Securities

Currently, our shares of common stock are listed on NYSE American. However, there may not be enough liquidity in such market to enable securityholders to sell their securities.

Currently, our common stock is listed on NYSE American. If a public market for our securities does not develop, investors may not be able to re-sell their securities, rendering their securities illiquid and possibly resulting in a complete loss of their investment. We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. The trading price of and demand for the common stock and the development and continued existence of a market and favorable price for the common stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results, and prospects of the Company, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings, and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for the common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise negatively affect the price and liquidity of the common stock. Many of these factors and conditions are beyond the control of the Company or the stockholders.

A decline in the price of common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of the common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If our common stock’s price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

If securities analysts do not publish research or reports about the Combined Company’s business or if they publish negative evaluations of the Combined Company’s stock, the price of the Combined Company’s stock could decline.

The trading market for BlockchAIn common shares will rely, in part, on the research and reports that industry or financial analysts publish about the Combined Company or the Combined Company’s business. Equity research analysts may elect not to provide research coverage of BlockchAIn common shares, and such lack of research coverage may adversely affect the market price of its common shares. In the event it does have equity research analyst coverage, the Combined Company will not have any control over the analysts or the content and opinions included in their reports. The price of BlockchAIn common shares could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of the Combined Company or fail to publish reports on it regularly, demand for its common shares could decrease, which in turn could cause its stock price or trading volume to decline.

The Combined Company does not anticipate that it will pay any cash dividends in the foreseeable future.

The current expectation is that the Combined Company will retain its future earnings to fund the development and growth of the Combined Company’s business. As a result, capital appreciation, if any, of the common shares of the Combined Company will be your sole source of gain, if any, for the foreseeable future.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If our common stock is no longer listed on a national securities exchange such as NYSE American and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have implemented cybersecurity risk management processes that are integrated into our broader enterprise risk management framework. Our approach to cybersecurity risk management is informed by the operational requirements of our South Carolina data center facility, which provides colocation and hosting services for digital asset mining and high-performance computing workloads.

Our cybersecurity risk management program includes the following key elements:

Infrastructure Security. We maintain physical and logical access controls at our South Carolina facility, including perimeter security, monitoring systems, and network segmentation designed to protect hosted equipment and operational technology from unauthorized access.

Operational Controls. We employ security measures appropriate to the nature and scale of our operations, including access management procedures for critical systems, monitoring of network activity, and incident detection capabilities for our facility management and operational technology environments.

Vulnerability Management. We periodically assess our systems and infrastructure for known vulnerabilities and implement patches and updates in accordance with our operational procedures.

Employee Awareness. Personnel with access to our information systems and facility infrastructure receive guidance on cybersecurity practices, including identification of phishing and social engineering attempts.

Use of Third Parties

As a newly public company with a single operating facility, we are in the process of building out our cybersecurity capabilities. We have not yet engaged dedicated third-party cybersecurity assessors or auditors to perform formal penetration testing or independent assessments of our cybersecurity program. We intend to evaluate the engagement of external cybersecurity consultants as we scale our operations and as our compliance infrastructure matures.

Third-Party Service Provider Risk

Our operations involve relationships with third-party service providers, including our energy supplier, network connectivity providers, and cloud-based systems used for financial and corporate operations. We seek to manage cybersecurity risks associated with third-party service providers through contractual provisions and, where applicable, by maintaining operational controls over the interfaces between our facility systems and third-party networks.

Our customer hosting agreements generally allocate responsibility for the security of customer-owned equipment to the respective customer, while we maintain responsibility for the physical security and power/network infrastructure of the facility. We do not currently maintain a formal third-party cybersecurity risk assessment program, but evaluate vendor security capabilities as part of our procurement and contracting processes.

Impact of Cybersecurity Risks

As of the date of this Annual Report, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition.

However, we recognize that cybersecurity threats are evolving and that our business, which depends on the continuous operation of power and network infrastructure at our South Carolina facility, faces risks including potential disruption of facility operations, unauthorized access to operational technology systems, ransomware or other malware attacks, and compromise of corporate information systems. A significant cybersecurity incident could result in operational downtime, loss of revenue, damage to customer relationships, regulatory penalties, or reputational harm. As we expand our operations and develop additional sites, our exposure to cybersecurity risks may increase.

We discuss cybersecurity risks applicable to our business in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report.

Cybersecurity Governance

Board Oversight

Our Board of Directors has delegated primary oversight of cybersecurity risk to the Audit Committee. The Audit Committee’s charter includes responsibility for reviewing and discussing with management the Company’s cybersecurity risk exposures and the steps management has taken to monitor and control such exposures.

The Audit Committee will receive reports from management on cybersecurity matters as part of its regular oversight of the Company’s risk management practices. In the event of a cybersecurity incident that management determines to be potentially material, the Audit Committee would be informed promptly, and the full Board would be notified as appropriate based on the nature and severity of the incident.

Management’s Role

Our COO (Eyal Rozen), in coordination with our operations management team, is currently responsible for overseeing cybersecurity risk management for the Company. This includes assessing cybersecurity risks to our South Carolina facility’s operational technology and information systems, implementing protective measures, and communicating relevant cybersecurity matters to the Audit Committee.

Our operations management team, which has experience in data center facility management and power infrastructure operations, supports cybersecurity risk management through day-to-day monitoring of facility systems, including power distribution, cooling, and network infrastructure. The operations team is responsible for identifying and escalating potential security events to the Chief Operations Officer for assessment and, if warranted, further escalation to the Audit Committee and Board.

As a newly public company, we are continuing to develop and formalize our cybersecurity governance processes. We expect to enhance our cybersecurity risk management capabilities, including through potential engagement of third-party cybersecurity consultants, adoption of a formal incident response plan, and evaluation of cybersecurity insurance, as our operations and resources permit.

ITEM 2. PROPERTIES.

Our corporate headquarters are 1540 Broadway, Suite 1010, New York, New York 10036. Our corporate offices are leased by a related party, consisting of approximately 2,500 dedicated square feet under a lease agreement dated June 23, 2025. The lease’s term ends on July 31, 2027. Under the lease agreement, the monthly payment is $8,800 per month. Lease expense incurred by the related party is allocated to the Company through a management charge.

Our South Carolina facility is a 40 MW facility in Spartanburg County, South Carolina. This facility is situated on approximately 17.6 acres of leased land and is one of the largest single-site data center hosting facilities in South Carolina. Key infrastructure components include transformers and containerized data center modules.

We lease the land for the South Carolina facility under a Ground Lease Agreement, dated as of October 19, 2021 (the “Ground Lease Agreement”), with Pacolet Milliken, LLC (“Landlord”), consisting of a 17.6-acre site in Spartanburg County, South Carolina. The initial term is five years, commencing October 19, 2021, with four successive five-year renewal options. The rent is $9,100 per month, payable in advance on the first day of each month, with a 5% escalation every five years starting October 1, 2026, and late fees of 10% for unpaid rent after ten days and 1.5% monthly interest if unpaid into the next month. The Ground Lease Agreement includes a requirement for One BlockchAIn to use Lockhart Power for its power utility needs. If One BlockchAIn fails to use Lockhart Power as its utility provider for power, Landlord has the right to immediately and unilaterally terminate the Ground Lease Agreement. If Lockhart Power is unable or refuses to provide power to One BlockchAIn, either One BlockchAIn or Landlord shall have the right to immediately and unilaterally terminate the Ground Lease Agreement. One BlockchAIn may also terminate the lease if all or part of the related premises are damaged by fire, wind, flood, earthquake or other casualty and One BlockchAIn determines that it would not be commercially reasonable or desirable to repair the premises.

We believe that our offices and facilities are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Currently, we are not party to any material legal or administrative proceedings. We have been, and may from time to time in the future, be subject to various legal and administrative proceedings arising in the ordinary course of our business, including the proceeding described below. Such claims or legal actions, even if without merit, could result in the expenditure of significant financial and management resources and potentially result in civil liability for damages.

KM JS Advisors, LLC v. VCV Digital Group, LLC, VCV Digital Infrastructure Alpha, LLC n/k/a Tiger Cloud, LLC, BPV Power Alpha, LLC, BV Power Alpha, LLC, and Jerry Tang a/k/a Yuan Tang, Case No. 2023CH09534 (Cook County, Circuit Court of Cook County, Illinois, County Department, Chancery Division). On November 20, 2023, KM JS Advisors, LLC, an Illinois limited liability company (“KMJS”), filed a complaint against VCV Digital, Tiger Cloud, One Blockchain, and Jerry Tang (collectively, the “VCV Defendants”) in Cook County, Circuit Court of Cook County, Illinois, County Department, Chancery Division. The allegations in the complaint related to a dispute between the parties as to whether a certain agreement entitled the “RE: Partnership Agreement,” dated as of July 1, 2021 (the “Partnership Agreement”), constituted a partnership under Illinois law, or other applicable law. The Partnership Agreement had provided for certain profit share and equity payout arrangements. Under a Mutual Settlement and Release Agreement, dated as of December 11, 2024 (the “KMJS Settlement Agreement”), the VCV Defendants paid KMJS $300,000, and the Partnership Agreement was terminated. The VCV Defendants indemnified KMJS and certain other persons against any liability associated with any partnership existing between the parties under Illinois law or any applicable other law. The KMJS Settlement Agreement also provided for a mutual release for any claims relating to the Partnership Agreement and the litigation. On February 28, 2025, the case was dismissed with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the NYSE American under the trading symbol “AIB” on March 17, 2026. As of March 30, 2026, the closing sales price of our common stock was $0.98.

Stockholders

As of March 30, 2026, there were 84 stockholders of record of the common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

We have never declared nor paid any cash dividends to stockholders. We do not intend to pay cash dividends on our common stock for the foreseeable future, and currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors (subject to limitations imposed under applicable Delaware law) and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Securities Authorized for Issuance under Equity Compensation Plans

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors discussed in these statements. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. All dollar amounts referred to in this discussion and analysis are expressed in United States dollars except where indicated otherwise. References in this section to “we”, “our”, “us,” “BlockchAIn,” and the “Company” generally refer to BlockchAIn Digital Infrastructure, Inc. The Company has one wholly owned subsidiary, One Blockchain LLC. One Blockchain Nolan LLC subsidiary is a sub-subsidiary (wholly owned by One Blockchain, which is wholly owned by BlockchAIn).

Our management’s discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management’s perspective and is presented as follows:

●	Overview

●	Recent Developments

●	Results of Operations

●	Non-GAAP Financial Measures

●	Liquidity and Capital Resources

●	Critical Accounting Policies and Estimates

●	Recent Accounting Pronouncements

Overview

BlockchAIn is engaged in data center operations, digital asset infrastructure services and providing hosting services for digital asset mining operators. The Company primarily operates a 40MW data center facility in Spartanburg County, South Carolina, providing power infrastructure, hosting services, and equipment leasing to customers engaged in blockchain computing, artificial intelligence (AI), and high-performance data processing.

The Company’s core operations include hosting services, leasing space, power capacity, and equipment within its data center facility to customers requiring computing power.

Industry Overview

The global data center industry has experienced sustained growth over the past decade as enterprises increasingly rely on digital infrastructure to support cloud computing, data-intensive applications, and the continued growth of internet traffic. Organizations are generating and processing significantly larger volumes of data, while simultaneously adopting distributed IT architectures designed to improve scalability, performance, and resiliency.

Historically, many enterprises owned and operated dedicated data center facilities to house their IT infrastructure. However, a growing number of organizations are transitioning toward outsourcing their data center requirements to third-party providers in order to reduce capital expenditures, increase operational flexibility, and gain access to specialized infrastructure and connectivity ecosystems. As a result, carrier-neutral multi-tenant data centers (“MTDCs”), which provide colocation space, power, cooling, physical security, and access to multiple network providers and cloud platforms, have become an increasingly important component of global digital infrastructure.

The evolution of enterprise IT architectures is further accelerating demand for third-party data center capacity. Many organizations are deploying hybrid and multi-cloud strategies that combine on-premise infrastructure with services provided by hyperscale cloud platforms such as Amazon Web Services, Microsoft Azure, and Google Cloud. These architectures require secure, high-performance interconnection between enterprise networks, cloud providers, telecommunications carriers, and other digital service platforms. MTDC facilities often serve as critical interconnection hubs that enable these ecosystems.

More recently, the rapid adoption of artificial intelligence (“AI”), machine learning, and other high-performance computing workloads has begun to materially increase demand for data center capacity capable of supporting high-density computing environments. These workloads require substantial power availability, advanced cooling systems, and highly reliable infrastructure, which has increased the importance of purpose-built data center facilities designed to support higher power densities.

The data center outsourcing market was historically dominated by telecommunications carriers that bundled network services with colocation offerings. Over time, the industry has evolved to include a diverse set of providers, including carrier-neutral MTDC operators, hyperscale cloud providers, managed infrastructure and application hosting providers, systems integrators, and enterprise-owned facilities. The global MTDC market remains highly fragmented, with industry estimates suggesting that more than 2,400 companies provide MTDC services worldwide, ranging from large global platform operators to regional and specialized providers.

Management believes that several long-term industry trends—including enterprise digital transformation initiatives, the continued growth of cloud computing, increasing demand for interconnection between digital platforms, and the emergence of AI-driven workloads—are expected to continue driving demand for outsourced data center infrastructure. In particular, demand for facilities capable of supporting high-power-density computing environments has increased in recent years. Management believes the Company’s operational capabilities and infrastructure position it to participate in the growing demand for data center capacity in its markets.

Expansion Opportunities

We believe we are well positioned for success in the competitive digital asset mining and high-performance computing (“HPC”) markets. We continually evaluate success in the competitive Digital Asset mining and high-performance computing (“HPC”) markets. Along with the continual evaluation of opportunities to leverage our existing data center assets to support artificial intelligence (AI), high-performance computing (HPC), and other emerging data-intensive computing workloads. Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. Our expansion criteria will be dependent on a number of factors, including but not limited to demand from new and existing customers, power availability and capacity, quality of the design, access to networks, clouds and software partners, capacity availability in the current market location, amount of incremental investment required by us in the targeted property, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. The right combination of these factors may be attractive to us. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements in order to bring these properties up to our standards. Property expansion may be in the form of purchases of real property, long-term leasing arrangements or acquisitions. Future purchases, construction or acquisitions may be completed by us or with partners or potential customers to minimize the outlay of cash, which can be significant.

Growth Strategy

Our growth strategy focuses on transitioning from a primarily hosting-based model to expanding our owned and operated infrastructure and diversifying into high-performance computing (“HPC”) markets to enhance revenue generation and profitability.

Key Factors Affecting Our Financial Performance

Market Price of Digital Assets

Our customers who operate in our data center are heavily dependent on the spot price of bitcoin. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.

Our financial performance and continued growth depend in large part on our customers’ ability to mine for digital assets profitably and to attract customers for our digital asset hosted mining services. Increases in power costs, inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce customers’ operating margins, impact our ability to attract customers for our services, may harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations. Over time, we have observed a positive trend in the total market capitalization of digital assets, which suggests increased adoption. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.

Business Mix Shift to HPC

The planned growth of our HPC data center hosting operations business, through increased investment in conversion of several of our bitcoin mining sites to HPC data center hosting sites over the next several years, should gradually reduce our overall exposure to volatility in the spot price of bitcoin as HPC begins to account for a comparatively larger percentage of our financial results. The HPC data center hosting business is characterized by implementation of long-term contracts with customers spanning several years with terms and conditions outlining and resulting in stable, predictable revenue and cash flows over each period.

Electricity Costs

Electricity cost is the major operating cost for the hosting services provided to customers. The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Other events out of our control can also impact electricity costs and availability.

Our Competition and Customers

The success of our HPC hosting business greatly depends on our ability to retain and develop opportunities with our existing customers, secure additional infrastructure and attract new customers. Our business environment is constantly evolving. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to sites with reliable sources of high power, and evaluating new technology developments in the industry. Presently, the information concerning the activities of digital asset miners may not be readily available as most of the participants in this sector do not publish information publicly, or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info;” however, the reliability of that information and its continued availability cannot be assured.

In hosting services, we compete with other providers of high-power data center capacity, such as major data center real estate investment trusts (“REITs”), developers of data centers, hyperscalers and bitcoin miners with capacity suitable for HPC hosting. This competition focuses primarily on the identification and acquisition of new, high-power sites, but also includes competition for the capital required to build or modify existing sites to support HPC hosting. Additionally, the modification of some of our data centers to accommodate HPC hosting involves the procurement of critical equipment, technologies and skilled labor, which are in high demand from other entities seeking to address the same market opportunity, thereby putting us into competition with many other organizations for those resources.

We believe that because of our operational high-power data center capacity and the experience, knowledge, capabilities and relationships of our data center development and operations team, we are uniquely qualified to address the current strong demand for high-power data center capacity to support HPC applications successfully.

Recent Developments

Asset Optimization and Container Sales

As part of its ongoing asset optimization strategy, the Company completed the sale of all remaining modular mining containers during the first quarter of 2025. These assets had previously been classified as held for sale, and their disposition reflects the Company’s focus on streamlining operations and reallocating resources toward core infrastructure.

Strategic Transactions and Growth Initiatives

In May 2025, VCV Digital Infrastructure Holdings, a related party, entered into a purchase agreement to acquire 100% of the equity interest in Blue Ridge Digital Mining, making it a wholly owned subsidiary. Concurrently with the transaction, the Company entered into a Purchase and Sale Agreement with Blue Ridge Digital Mining to acquire 60 Antbox containers for total contractual consideration of $2,332,000, payable in 24 equal monthly installments of $97,167, beginning August 15, 2025, and ending July 15, 2027. This transaction allowed the Company to restructure the tenancy composition and agreements to optimize profits and diffuse credit risk arising from customer concentration to create diversification beyond a single anchor tenant.

Management has concluded that the transaction represents an asset acquisition under U.S. GAAP.

In accordance with U.S. GAAP, the transaction qualifies as an asset acquisition, as substantially all of the fair value is concentrated in a group of similar tangible assets – Antboxes – based on valuations determined using the cost approach method.

Business Combination with Signing Day Sports, Inc.

On May 27, 2025, the Company entered into a Business Combination Agreement (“BCA”) with Signing Day Sports, Inc. (“SGN”), as amended on November 10, 2025, and as further amended on December 22, 2025. On July 11, 2025, the Company announced that One Blockchain had confidentially submitted a draft registration statement on Form S-4 (the “Registration Statement”) to the U.S. Securities and Exchange Commission (“SEC”).

Effective March 16, 2026 (“the transaction date”), the Company and SGN announced the successful completion of the business combination under the previously announced BCA. Under the BCA the Company is now the parent entity of both SGN and One Blockchain. The Company commenced trading on NYSE American on March 17, 2026, under the ticker symbol “AIB”.

Management has evaluated the BCA and determined that no adjustments to the consolidated financial statements are required as of the reporting date. The financial impact of the transaction will be reflected in future periods.

Utility Cost Management and True-Up Adjustments

BlockchAIn operates under a utility procurement arrangement that includes an annual true-up mechanism to reconcile estimated versus actual energy usage. Management records quarterly true-up accruals to reflect estimated differences between projected and actual consumption along with fluctuations of inputs driving the cost of electricity. The true-up estimated cost accrual for the year ended December 31, 2025 was $471,329 whereas the actual true-up credit adjustment for the year ended December 31, 2024 was $128,586. The accruals reflected anticipated adjustments related to both energy usage and rate variances.

Change in Control and Pushdown Accounting

Effective February 7, 2024, the One Blockchain underwent a change in control following a step acquisition by VCV Digital Solutions LLC (“VCV Digital Solutions”). VCV Digital acquired 50% of the issued and outstanding membership interests from an unrelated third-party seller, adding to its existing 45% indirect interest held through its subsidiary, Tiger Cloud LLC. As a result, the Company applied pushdown accounting, which led to a revaluation of its assets and liabilities. This transaction resulted in the recognition of goodwill of $4.9 million and an increase in the carrying value of property, plant, and equipment by $1.8 million. The financial statements for periods prior to the change in control transaction reflect the historical basis of accounting (Predecessor), while the financial statements for periods subsequent to the change in control reflect the new basis of accounting established by the accounting acquirer (Successor). To clearly delineate these reporting periods, the financial statements and related MD&A discussion are presented on a predecessor-successor basis, with a blackline used in the financial statements to separate the two periods.

The consolidation under VCV Digital is expected to deliver enhanced strategic alignment, improved operational oversight, and expanded access to capital resources. From VCV Digital’s perspective, this transaction represents a significant step toward assuming full control over One Blockchain’s strategic direction and aligning its operations with VCV Digital’s broader organizational strategy. Additionally, the transaction simplified the Company’s ownership structure, with the aim of improving transparency and governance, while positioning the Company for more agile decision-making and future growth initiatives.

Results of Operations

Year ended December 31, 2025 (Successor) and for the period from February 8, 2024 to December 31, 2024 (Successor) and for the period from January 1, 2024 to February 7, 2024 (Predecessor).

Revenues

Revenue during the year ended December 31, 2025 (Successor), reflecting revenue from hosting services was $18.5 million, a decrease of $4.4 million, or 19%, from total revenue of $20.8 million for the period from February 8, 2024 to December 31, 2024 (Successor) and $2.1 million for the period from January 1, 2024 to February 7, 2024 (Predecessor). The decrease in revenue is primarily due to a change in the customer mix, and the impact of standstill agreements entered into with the Company’s primary customer, Blue Ridge Digital Mining, which resulted in capped energy usage and curtailment credits, and a resulting decline in the usage of the Company’s services.

Costs and operating expenses

Cost of revenue and Gross Margin

	Successor		Predecessor	Change
	Year ended December 31, 2025	Period from February 8, 2024 to December 31, 2024	Period from January 1, 2024 to February 7, 2024	($)
Cost of revenues	15,001,351	13,152,550	1,567,058	281,743
Gross profit	3,515,261	7,667,453	517,262	(4,669,454)
Gross Margin	19%	37%	25%

The largest components of our cost of revenues are utility-related expenses, including electricity, bandwidth access, and other infrastructure costs. Cost of revenues totaled $15.0 million for the year ended December 31, 2025 (Successor), representing an increase of $0.3 million, or 2%, compared to $14.7 million for the year ended December 31, 2024, which consisted of $13.2 million for the period from February 8, 2024 to December 31, 2024 (Successor), and $1.6 million for the period from January 1, 2024 to February 7, 2024 (Predecessor). While total energy volume billed to customers decreased, overall cost of revenues increased modestly due to higher per-unit energy rates in 2025. The reduction in actual usage partially offset the impact of higher rates.

Gross profit declined to $3.5 million for the year ended December 31, 2025, compared to $8.2 million for the combined periods in 2024, representing a decrease of approximately $4.7 million. Gross margin decreased to approximately 19% for the year ended December 31, 2025, compared to 36% for the combined periods in 2024. The decline was attributable to three principal factors operating concurrently:

1.	Volume. Total energy volume billed to customers decreased from approximately 302 GWh in 2024 to approximately 285 GWh in 2025, reflecting reduced hosting capacity utilization as the Company repositioned its customer base toward higher-value AI and HPC workloads. Overall 2025 margin related to volume impact was significantly affected by the extended negotiations with Blue Ridge/Merkle and the transition of the tenants.

2.	Pricing. The average effective billing rate per kWh declined from approximately $0.075 in 2024 to approximately $0.065 in 2025, driven by competitive pricing adjustments and the evolving mix of customer contracts.

3.	Energy costs. The Company’s average per-kWh energy procurement cost increased from approximately $0.0485 in 2024 to approximately $0.0522 in 2025 under the terms of the Company’s existing energy supply agreement. The Company was unable to fully pass through this cost increase to customers during the period.

In addition, the Company issued hosting service credits to certain customers during the fourth quarter of 2025 in connection with contractual service level provisions. These credits were recorded as a reduction of revenue and are reflected in contract liabilities on the consolidated balance sheets.

Operating Expenses

Total operating expenses were $19.4 million for the year ended December 31, 2025 (Successor), or 105% of total revenues, compared to combined total operating expenses of $17.3 million for the year ended December 31, 2024, consisting of $15.3 million for the period from February 8 to December 31, 2024 (Successor) and $1.9 million for the period from January 1 to February 7, 2024 (Predecessor). The increase of $2.1 million, or 12%, was primarily attributable to an increase of $1.8 million in selling, general and administrative expenses driven by higher professional services expenses incurred in 2025 to support general corporate operations, as well as professional fees related to the transaction with Signing Day Sports. The Company also increased selling, general and administrative costs in the current year related to management fees and site construction maintenance related to its diversification of operations. There was also an increase of $0.3 million in cost of revenues due to increases in energy costs as noted above.

Operating (loss)/income

Operating loss was $0.9 million for the year ended December 31, 2025 (Successor), a decrease of $6.5 million, or 116%, compared to operating income of $5.6 million for the period ended December 31, 2024, which consisted of $5.5 million for the period from February 8, 2024 to December 31, 2024 (Successor) and $0.1 million for the period from January 1, 2024 to February 7, 2024 (Predecessor). This change was primarily driven by lower revenue as well as increases in cost of revenue and professional services expenses as noted above.

Other income/(expenses)

Total other income, net, for the year ended December 31, 2025 (Successor), was approximately $0.1 million, compared to $0.0 million for the year ended December 31, 2024, which consisted of approximately $0.0 million for the period from February 8, 2024 to December 31, 2024 (Successor), and approximately $0.0 million for the period from January 1, 2024 to February 7, 2024 (Predecessor). The increase of approximately $0.1 million was primarily attributable to the gain on disposal of assets held for sale recognized during the year ended December 31, 2025 (Successor).

Net (loss)/income

For the year ended December 31, 2025 (Successor), net loss was $0.8 million, compared to net income of $5.7 million for the period ended December 31, 2024, which consisted of $5.5 million for the period from February 8, 2024 to December 31, 2024 (Successor) and $0.1 million for the period from January 1, 2024 to February 7, 2024 (Predecessor) representing a swing of approximately $6.5 million from net income to net loss, largely driven by lower revenues and increases in cost of revenue and professional services expenses as noted above.

Adjusted EBITDA

Adjusted EBITDA is a key factor in how we assess the operating performance of our data center and develop growth strategies and expansion decisions. We define adjusted EBITDA as net income excluding income tax expense, interest income, interest expense, other income or expense, gain or loss on asset sales, depreciation, amortization, and transaction costs as presented below:

	Successor		Predecessor	Change
	Year ended December 31, 2025	Period from February 8, 2024 to December 31, 2024	Period from January 1, 2024 to February 7, 2024	$
NET (LOSS)/INCOME	(835,431)	5,506,904	143,407	(6,485,742)
Add/(Deduct):
Other (income) expense	5,359	(720)	-	6,079
Depreciation and amortization	862,305	589,516	239,330	33,459
Transaction costs	1,731,016	76,250	-	1,654,766
(Gain) loss on asset sales	(67,714)	-	-	(67,714)
ADJUSTED EBITDA	1,695,535	6,171,950	382,737	(4,859,152)

Non-GAAP Measure

Non-GAAP financial measures are not a substitute for financial information prepared in accordance with GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented non-GAAP financial measures to provide members with an additional tool to evaluate our results of operations in a manner that focuses on what management believes to be our core, ongoing business operations. We believe that the inclusion of this non-GAAP financial measure allows for meaningful comparisons between the Company’s core business operating results and those of other companies and provides the Company with an important tool for financial and operating decision making and for evaluating its own core business operating results over different periods of time. In addition, this non-GAAP financial measure provides a better understanding of the overall performance of the business and ability to perform in subsequent periods. We believe that if we did not provide such non-GAAP financial information, members would not have all the necessary data to analyze us effectively.

Investors should note that the non-GAAP financial measure used by us may not be the same non-GAAP financial measure, and may not be calculated in the same manner, as those of other companies. Investors should therefore exercise caution when comparing non-GAAP financial measures used by us to similarly titled non-GAAP financial measures of other companies.

The Company’s adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. The Company’s adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating (loss) income or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents adjusted EBITDA, we only utilize that measure supplementally and do not consider it to be a substitute for, or superior to, the information provided by GAAP financial results.

Accordingly, adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in our Consolidated Financial Statements, which have been prepared in accordance with GAAP.

Our primary non-GAAP financial measure is adjusted EBITDA, which excludes depreciation and amortization expense as these do not reflect our current or future cash spending levels to support our business. In addition, depreciation is also based on the estimated useful lives of our data center. These estimates could vary from actual performance of the asset, are based on historical costs incurred to build out our data center and are not indicative of current or expected future capital expenditures. Therefore, we exclude depreciation from our results of operations when evaluating our operations. We also exclude gain or loss on asset sales as it represents profit or loss that is not meaningful in evaluating the current or future operating performance. Additionally, we exclude transaction costs to enhance the comparability of our financial results to our historical operations. The transaction costs relate to costs we incur in connection with business combinations and the transaction with Signing Day Sports, including advisory, legal, accounting, valuation, and other professional or consulting fees. Such charges generally are not relevant to assessing our long-term performance. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management believes items such as impairment charges, gain or loss on asset sales and transaction costs are non-core transactions; however, these types of costs may occur in future periods. The Company has determined that all of the above non-recurring adjustments from operations are infrequent. Future transaction costs will depend on the Company executing additional transactions, which cannot be anticipated or estimated. The other costs identified are eliminated upon the consummation of the Merger.

Adjusted EBITDA during the year ended December 31, 2025, was $1.7 million, a decrease of $4.9 million, or 74%, from adjusted EBITDA of $6.6 million for the year ended December 31, 2024. Our adjusted EBITDA results have decreased over the year in total dollars due to the nature of our business model consisting of one revenue stream and a cost structure which is dependent on the cost of power.

Liquidity and Capital Resources

The Company manages its liquidity through a combination of operating cash flows and related party financing. Operating cash flows have historically been sufficient to fund day-to-day operations, including energy costs, maintenance, and administrative expenses. The Company also maintains flexibility through related party arrangements, including a non-interest-bearing loan receivable and a standby letter of credit secured by a related party to support energy procurement obligations. Prior to the Business Combination with Signing Day Sports, Inc. on March 16, 2026, the Company also managed its liquidity through member contributions.

While cash balances declined due to these outflows, the Company continues to monitor its working capital needs and maintains access to internal funding sources. Management believes that the combination of expected operating cash flows and related party support will be adequate to meet the Company’s obligations and planned expenditures for the foreseeable future.

Cash Flows:

Comparison of cash flows for the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor)

	Successor		Predecessor
	Year ended December 31, 2025	Period from February 8, 2024 to December 31, 2024	Period from January 1, 2024 to February 7, 2024
Cash, beginning of year	131,107	30	4,722,904
Net cash provided by (used in):
Operating activities	2,335,959	9,082,835	(1,002,368)
Investing activities	54,928	(1,036,531)	(57,940)
Financing activities	(2,506,729)	(7,915,227)	(3,662,566)
Cash, end of the year	15,265	131,107	30

Cash and cash equivalents were $15,265 as of December 31, 2025 (Successor), compared to $131,107 as of December 31, 2024 (Successor), representing a decrease of $115,842. The decline reflected the net impact of the following cash flow activities:

Operating activities: Net cash provided by operating activities was $2.3 million for the year ended December 31, 2025 (Successor), compared to net cash provided by operating activities of $8.1 million for the year ended December 31, 2024, which consisted of net cash provided by operating activities of $9.1 million for the period from February 8, 2024 to December 31, 2024 (Successor), and net cash used in operating activities of $1.0 million for the period from January 1, 2024 to February 7, 2024 (Predecessor), representing a decrease of $5.8 million. While both periods presented generated cash inflows from operating activities, the decrease in cash provided by operating activities for the year ended December 31, 2025 was primarily driven by a net loss of $0.8 million in the current year compared to net income of $5.7 million in the prior year. The decrease in cash provided by operating activities was also due to unfavorable changes in working capital, including more collection success in accounts receivable in the prior period and a utility true up charge recognized in the current period versus refunds received in the prior periods.

Investing activities: Net cash provided by investing activities was approximately $0.1 million for the year ended December 31, 2025 (Successor), compared to net cash used in investing activities of $1.1 million for the year ended December 31, 2024, which consisted of net cash used in investing activities of $1.0 million for the period from February 8, 2024 to December 31, 2024 (Successor), and net cash used in investing activities of $0.1 million for the period from January 1, 2024 to February 7, 2024 (Predecessor), reflecting an increase of $1.2 million. In the prior year, cash used in investing activities included a $1.0 million loan to a related party, as compared to less than $0.1 million in the current year. Proceeds from the sale of assets and purchases of property, plant, and equipment remained relatively consistent across both periods.

Financing activities: Net cash used in financing activities was $2.5 million for the year ended December 31, 2025 (Successor), compared to net cash used in financing activities of $11.6 million in the year ended December 31, 2024, which consisted of net cash used in financing activities of $7.9 million for the period from February 8, 2024 to December 31, 2024 (Successor), and net cash used in financing activities of $3.7 million for the period from January 1, 2024 to February 7, 2024 (Predecessor), representing a decrease of $9.1 million. The variance was primarily attributable to combined member distributions of $14.7 million in the prior period compared to $5.9 million in the year ended December 31, 2025, partially offset by combined member contributions of $3.1 million in the prior year versus $3.9 million in the current year. The Company also had repayments of consideration payable of $0.5 million in the current year and none in the prior year.

Related Party Transactions

We engage in various transactions with related parties in the normal course of business. During the reporting periods, the Company reimbursed one of its members for administrative and operational expenses incurred on its behalf. Additionally, the Company maintained a loan receivable from VCV Digital, which was used to support surety bond and letter of credit requirements. This loan is non-interest-bearing and is considered fully collectible based on the collateral structure and the financial condition of the borrower.

The Company also had receivables and payables with other affiliated entities arising from operational activities. These balances are expected to be settled in the ordinary course of business.

Management monitors related party balances and transactions to ensure transparency and compliance with applicable accounting standards. All related party transactions are disclosed in the consolidated financial statements and are reviewed periodically for appropriateness and collectability.

Recently Issued and Proposed Accounting Pronouncements

For information on new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 2 – “Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements.

Critical Accounting Estimates

We describe our most significant accounting policies in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions. The critical accounting policies in the preparation of our consolidated financial statements include revenue recognition and utility true-up adjustment.

Critical accounting estimates are those that involve significant judgment, require complex assumptions, and could materially impact the Company’s financial condition or results of operations. These estimates are developed in accordance with U.S. GAAP and are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting estimates in the preparation of our consolidated financial statements include the utility true-up adjustment.

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions, and other factors that management believes to be reasonable under the circumstances.

Utility True-Up Adjustment

The Company procures electricity through a local utility provider and is subject to an annual true-up process that reconciles estimated energy costs with actual consumption and final rates. Management must estimate the true-up accrual at each reporting period, which directly impacts cost of revenues. This estimate involves significant judgment, particularly in forecasting usage patterns, rate changes, and timing of adjustments.

Fair Value Measurements and Pushdown Accounting

Following a change in control in early 2024, the Company applied pushdown accounting, which required the remeasurement of assets and liabilities at fair value. This process involved significant estimates, particularly in determining the fair value of property, plant, and equipment and the recognition of goodwill. These estimates were based on third-party valuations and management’s assumptions regarding future cash flows, discount rates, and market conditions.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment involves estimating future undiscounted cash flows and comparing them to the asset’s carrying value. If impairment indicators exist, the Company determines the fair value of the asset using market-based or discounted cash flow approaches. These estimates require significant judgment and are sensitive to changes in assumptions about future performance and market conditions.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. We may elect to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either irrevocably elect to opt out of such extended transition period or no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will continue to remain an emerging growth company until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks that may impact its financial condition and results of operations. These risks primarily include exposure to energy price fluctuations, credit risk from a concentrated customer base, and interest rate risk.

Commodity and Energy Price Risk

The Company’s operations are highly dependent on electricity, which is procured through a third-party energy services agreement. We are subject to a fixed monthly minimum charge, with additional charges based on actual usage. While this structure provides some degree of cost predictability, the Company remains exposed to fluctuations in energy rates, particularly during periods of high demand or regulatory changes. The Company does not currently engage in energy hedging or derivative contracts to manage this risk. However, should the Company deem it necessary to mitigate exposure to energy price volatility, it may consider implementing hedging instruments or other risk management strategies in the future.

Credit Risk

Our revenue was previously concentrated with a single customer, Blue Ridge Digital Mining, which services multiple subtenants. While this structure provides indirect diversification, the Company remains exposed to the creditworthiness of its primary customer. To mitigate this credit risk, Blue Ridge Digital Mining has diversified its portfolio of customers among multiple subtenants, reducing dependency on any single end-user.

Following the asset acquisition transaction with Blue Ridge Digital Mining in May 2025, the Company’s customer base has become more diversified. However, a significant concentration remains with several large customers. As a result, the Company continues to be exposed to credit risk associated with these key relationships.

Management is focused on achieving tenant diversification targets to reduce credit concentration risk over time. The Company actively monitors receivables and evaluates the need for an allowance for expected credit losses based on historical collection patterns and current conditions. As of the reporting dates, no allowance for credit losses has been recorded, as management believes these amounts are fully recoverable.

Interest Rate and Fair Value Risk

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, related party balances, and lease liabilities. These instruments are short-term in nature or bear fixed rates, and their carrying amounts approximate fair value. The Company uses a discounted cash flow approach to estimate fair value, incorporating observable market data where available. Given that related party balances are non-interest bearing and the Company’s lease obligations are classified as operating leases, exposure to interest rate risk is considered negligible. The Company does not currently utilize interest rate swaps or other derivatives for hedging purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is no information to report pursuant to Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

(c) Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year end.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Name of Document No.
2.1†	Business Combination Agreement, dated May 27, 2025, by and among Signing Day Sports, Inc., One Blockchain LLC, BlockchAIn Digital Infrastructure, Inc., BCDI Merger Sub I Inc., and BCDI Merger Sub II LLC* (incorporated by reference to Annex A-1 to the Registration Statement on Form S-4 (File No. 333-291856) filed on January 30, 2026)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of November 10, 2025, between Signing Day Sports, Inc. and One Blockchain LLC (incorporated by reference to Annex A-2 to the Registration Statement on Form S-4 (File No. 333-291856) filed on January 30, 2026)
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of December 21, 2025, among Signing Day Sports, Inc., One Blockchain LLC, BlockchAIn Digital Infrastructure, Inc., BCDI Merger Sub I Inc., and BCDI Merger Sub II LLC (incorporated by reference to Annex A-3 to the Registration Statement on Form S-4 (File No. 333-291856) filed on January 30, 2026)
3.1	Amended and Restated Certificate of Incorporation of BlockchAIn Digital Infrastructure, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
3.2	Amended and Restated Bylaws of BlockchAIn Digital Infrastructure, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
4.1*	Description of registrant’s securities
10.1	Voting and Support Agreement, dated as of May 27, 2025, among Signing Day Sports, Inc., BlockchAIn Digital Infrastructure, Inc., One Blockchain LLC, BCDI Merger Sub I Inc., and BCDI Merger Sub II LLC* (incorporated by reference to Annex D to the Registration Statement on Form S-4 (File No. 333-291856) filed on January 30, 2026)
10.2	Lock-up/Leakout Agreement dated March 16, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
10.3	Electric Service Agreement, dated as of October 15, 2021, between Lockhart Power Company and One Blockchain LLC (formerly known as BPV Power Alpha LLC) (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on December 1, 2025)
10.4	Ground Lease Agreement, dated as of October 19, 2021, between Pacolet Milliken, LLC and One Blockchain LLC (formerly known as BPV Power Alpha LLC) (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on December 1, 2025)
10.5	Digital Asset Miner Co-Location License, dated as of September 27, 2022, between One Blockchain LLC (formerly known as BV Power Alpha LLC) and Blue Ridge Digital Mining, LLC (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on December 1, 2025)

10.6	Master Services Agreement, dated as of July 12, 2023, between One Blockchain LLC (formerly known as BV Power Alpha LLC) and Code Green Apparel Corp. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on December 1, 2025)
10.7	Management Fee Agreement, dated as of February 8, 2024, between One Blockchain LLC (formerly known as BV Power Alpha LLC) and Tiger Cloud LLC (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on December 1, 2025)
10.8	Master Services Agreement, dated as of March 19, 2024, between One Blockchain LLC (formerly known as BV Power Alpha LLC) and New York Crypto Capital Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on December 1, 2025)
10.9	Intercompany Loan Agreement, dated as of April 1, 2024, between One Blockchain LLC and VCV Infrastructure Holdings LLC (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on December 1, 2025)
10.10	Surety Bond, dated as of April 19, 2024, among One Blockchain LLC (formerly known as BV Power Alpha LLC), HARCO National Insurance Company, and Lockhart Power Company (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on December 1, 2025)
10.11	Mutual Settlement and Release Agreement, dated as of December 11, 2024, among KM JS Advisors, LLC, VCV Digital Group, LLC, Tiger Cloud LLC (formerly known as VCV Digital Infrastructure Alpha, LLC), One Blockchain LLC (formerly known as BPV Power Alpha, LLC and BV Power Alpha, LLC), and Jerry Tang (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on December 1, 2025)
10.12	Mining Services Agreement, dated as of January 7, 2025, between BlockMetrix, LLC and One Blockchain LLC (formerly known as BV Power Alpha LLC) (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on December 1, 2025)
10.13	Standstill Agreement, dated as of January 27, 2025, between Blue Ridge Digital Mining, LLC, Merkle Standard LLC and One Blockchain LLC (formerly known as BV Power Alpha LLC) (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on December 1, 2025)
10.14	Standstill Agreement, dated as of February 28, 2025, between Blue Ridge Digital Mining, LLC, Merkle Standard LLC and One Blockchain LLC (formerly known as BV Power Alpha LLC) (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on December 1, 2025)
10.15	Standstill Agreement, dated as of April 25, 2025, between Blue Ridge Digital Mining, LLC, Merkle Standard LLC and One Blockchain LLC (formerly known as BV Power Alpha LLC) (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on December 1, 2025)
10.16	Amendment No. 1 to the Digital Asset Miner Co-Location License, dated as of May 15, 2025, between One Blockchain LLC (formerly known as BV Power Alpha LLC) and Blue Ridge Digital Mining, LLC (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 filed on December 1, 2025)
10.17	Related Party Revenue Transfer Agreement, dated as of May 15, 2025, between Blue Ridge Digital Mining LLC and One Blockchain LLC (formerly known as BV Power Alpha LLC) (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on December 1, 2025)
10.18	Purchase and Sale Agreement, dated as of May 15, 2025, between Blue Ridge Digital Mining, LLC and One Blockchain LLC (formerly known as BV Power Alpha LLC) (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 filed on December 1, 2025)

10.19	Guaranty, dated as of May 15, 2025, by One Blockchain LLC (formerly known as BV Power Alpha LLC) in favor of Merkle Standard LLC (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 filed on December 1, 2025)
10.20	Security Agreement, dated as of May 15, 2025, among VCV Digital Infrastructure Holdings, LLC, One Blockchain LLC (formerly known as BV Power Alpha LLC), and Merkle Standard LLC (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-4 filed on December 1, 2025)
10.21	Confidential Settlement Agreement, Mutual Release, and Separation Agreement, dated as of May 20, 2025, among Blue Ridge Digital Mining, LLC, Merkle Standard LLC, One Blockchain LLC (formerly known as BV Power Alpha LLC), VCV Digital Infrastructure Holdings, LLC, and Tiger Cloud LLC (formerly known as VCV Digital Infrastructure Alpha, LLC) (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 filed on December 1, 2025)
10.22+	Hosting Services Agreement, effective as of June 27, 2025, between Northstar Lending LLC and One Blockchain LLC (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 filed on December 1, 2025)
10.23+	Tripartite Supplemental Agreement, dated as of July 1, 2025, by and among Northstar Lending LLC, Green Volt Innovations AA1 LLC and One Blockchain LLC (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-4 filed on December 1, 2025)
10.24+	Supplemental Agreement to Tripartite Supplemental Agreement, dated as of October 1, 2025, by and between Green Volt Innovations AA1 LLC and One Blockchain LLC (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-4 filed on December 1, 2025)
10.25#	Executive Consulting Agreement, dated March 12, 2026, between BlockchAIn Digital Infrastructure, Inc. and Daniel Nelson (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
10.26#	Executive Consulting Agreement, dated March 12, 2026, between BlockchAIn Digital Infrastructure, Inc. and Jeffry Hecklinski (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
10.27#	Executive Consulting Agreement, dated March 12, 2026, between BlockchAIn Digital Infrastructure, Inc. and Craig Smith (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
10.28	Purchase Agreement, dated as of July 21, 2025, between Signing Day Sports, Inc. and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Signing Day Sports, Inc. on July 22, 2025)
10.29	Placement Agency Agreement, dated as of July 21, 2025, between Signing Day Sports, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Signing Day Sports, Inc. on July 22, 2025)
10.30	Termination Agreement, dated September 18, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (included as Annex F-1 to the proxy statement/prospectus that forms part of this registration statement)
10.31	Letter Agreement, dated as of October 15, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (included as Annex F-2 to the proxy statement/prospectus that forms part of this registration statement)
10.32#	BlockchAIn Digital Infrastructure, Inc.2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 18, 2026)
14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on March 18, 2026).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K filed on March 18, 2026).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on March 18, 2026).

31.1*	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated.
31.2*	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1#	Compensation Recovery Policy (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on March 18, 2026).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on March 18, 2026).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on March 18, 2026).
99.3	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on March 18, 2026).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
+	Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the registrant has determined that the information is not material and is the type that the registrant treats as private or confidential.
#	Management contract or compensatory plan or arrangement.
†	Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 31, 2026

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

By:	/s/ Jerry Tang
	Name:	Jerry Tang
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jolienne Halisky
	Name:	Jolienne Halisky
	Title:	Principal Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Tang	Chairman, Chief Executive Officer and President	March 31, 2026
Jerry Tang

/s/ Jolienne Halisky	Chief Financial Officer	March 31, 2026
Jolienne Halisky

/s/ George Chuang	Director	March 31, 2026
George Chuang

/s/ Mohammad Hasham	Director	March 31, 2026
Mohammad Hasham

/s/ Daniel Nelson	Director	March 31, 2026
Daniel Nelson

/s/ Hongfei Zhang	Director	March 31, 2026
Hongfei Zhang

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BlockchAIn Digital Infrastructure, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BlockchAIn Digital Infrastructure, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2024, were audited by other auditors whose report dated September 24, 2025, expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We identified the Company’s annual true-up adjustment of utility costs from its third-party energy provider, which is billed after year-end and described in Note 2, as a critical audit matter. This determination was driven by the significant measurement uncertainty associated with estimating the utility true-up adjustment. Management exercised considerable judgment in determining the appropriate inputs and assumptions used in the calculation, which in turn resulted in a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating those significant inputs and assumptions. The primary procedures we performed to address this critical matter included:

●	Verifying the mathematical accuracy of the Company’s estimate calculation and the key inputs used to determine such estimate

●	Assessing the reasonableness of assumptions and inputs used to determine such estimate

We identified the transaction related to the Purchase and Sale Agreement with a related entity under common control to acquire Antbox containers, as described in Note 3 as a critical audit matter. The principal considerations for our determination was the significant and unusual nature of the transaction. Management involved a third-party valuation expert to assess the fair value of the acquired Antbox containers. All of this in turn led to a high degree of auditor judgment, subjectivity, and effort with respect to both the appropriate accounting treatment and the determination of the fair value of the acquired assets. The primary procedures we performed to address this critical matter included:

●	Obtaining the Purchase and Sale Agreement to understand the nature of the transaction and acquired assets

●	Reviewing the third-party valuation of acquired assets and performing procedures under AS 2501 to assess appropriateness of valuation

/s/ Carr, Riggs & Ingram, L.L.C. PCAOB ID 213

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, FL

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of BV Power Alpha, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BV Power Alpha, LLC (the” Company”) as of December 31, 2024 (Successor) and 2023 (Predecessor), and the related statements of income, members equity and cash flows for the successor period from February 8, 2024 to December 31, 2024, the Predecessor period from January 1, 2024 to February 7, 2024 and the year ended December 31, 2023 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the periods from February 8, 2024 through December 31, 2024 (Successor), January 1, 2024 through February 7, 2024 (Predecessor), and the years ended December 31, 2023 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Restatement of the Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated to correct for misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that:

(1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Note 5, the Company underwent a change in control that resulted in pushdown accounting and required the Company to assess the fair value of the assets and liabilities of the Company and resulting goodwill on the date of the change in control transaction.

The primary procedures we performed to address this critical matter included:

●	Obtaining the accounting memorandum for such transaction and concluding on the accounting treatment and relevant assets and liabilities subject to fair value

●	Verifying the reasonableness of the fair value of the Company on the date of the acquisition as well as the fair value of the assets and liabilities to determine goodwill recognized with the transaction

●	Assessing the reasonableness of the valuation performed on the Company’s property and equipment, as well as the skills, knowledge and expertise the third-party valuation expert who prepared such valuation

As described in Note 3, the Company has a complex estimate related to an annual true-up adjustment of utility costs from the Company’s third-party utility provider that is billed well after year-end.

The primary procedures we performed to address this critical matter included:

●	Verifying the mathematical accuracy of the Company’s estimate calculation and the key inputs used to determine such estimate

●	Assessing the reasonableness of assumptions and inputs used to determine such estimate

/s/ Berkowitz Pollack Brant Advisors + CPAs

PCAOB ID 52

We have served as the Company’s auditor since 2025.

West Palm Beach, FL

May 27, 2025 (September 24, 2025 as to the effects of the restatement discussed in Note 2)

BlockchAIn Digital Infrastructure, Inc.

Consolidated Balance Sheets

	Successor	Successor
	December 31,
	2025	2024 (Restated)
Assets

Current assets:
Cash	$15,265	$131,107
Accounts receivable	7,720	359,361
Accounts receivable - related party (Note 12)	2,144,506	370,405
Loan receivable - related party (Note 12)	1,083,460	1,045,315
Assets held for sale (Note 3)	-	64,286
Other current assets	218,698	60,071

Total current assets	3,469,649	2,030,545

Property and equipment, net (Note 3)	8,865,019	7,356,397
Goodwill (Note 4)	4,851,136	4,851,136
Operating lease right-of-use asset (Note 6)	81,712	188,936

Total assets	$17,267,516	$14,427,014

Liabilities and stockholders’ equity:

Current liabilities:
Accounts payable and accrued expenses	$3,304,012	$1,855,889
Contract liabilities (Note 5)	2,330,584	1,666,580
Loans payable - related party (Note 12)	-	18,750
Consideration payable, current portion (Note 3)	1,166,001	-
Operating lease liability, current portion (Note 6)	81,712	107,409
Other current liabilities	1,845,760	-
Total current liabilities	8,728,069	3,648,628

Consideration payable, net of current portion (Note 3)	680,166	-
Operating lease liability, net of current portion (Note 6)	-	81,528

Total liabilities	9,408,235	3,730,156

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024 (Note 10)	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024 (Note 10)	-	-
Additional paid in capital	-	-
Retained earnings	7,859,281	10,696,858

Total stockholders’ equity	7,859,281	10,696,858

Total liabilities and stockholders’ equity	$17,267,516	$14,427,014

See accompanying notes to the consolidated financial statements

BlockchAIn Digital Infrastructure, Inc.

Consolidated Statements of Operations

	Successor		Predecessor
	Year ended December 31, 2025	Period from February 8, 2024 to December 31, 2024 (Restated)	Period from January 1, 2024 to February 7, 2024 (Restated)
Revenues (Note 5)	$18,516,612	$20,820,003	$2,084,320

Costs and operating expenses:
Cost of revenues	15,001,351	13,152,550	1,567,058
Depreciation and amortization (Note 3)	862,305	589,516	239,330
Selling, general and administrative expenses	3,550,742	1,571,753	134,525
Total costs and operating expenses	19,414,398	15,313,819	1,940,913

(Loss) income from operations	(897,786)	5,506,184	143,407

Other income (expense)
Gain on disposal of assets held for sale (Note 3)	67,714	-	-
Other (expense) income	(5,359)	720	-
Total other income	62,355	720	-

Net (loss) income attributable to common stockholders	$(835,431)	$5,506,904	$143,407
Basic and diluted (loss) earnings per share	-	-	-

See accompanying notes to the consolidated financial statements.

BlockchAIn Digital Infrastructure, Inc.

Consolidated Statements of Changes in Stockholder’s Equity

	Predecessor
	Preferred Stock		Common Stock		Additional Paid-in	Retained
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Earnings	Total
Balance at January 1, 2024	-	$-	-	$-	$-	$9,981,396	$9,981,396
Net income	-	-	-	-	-	143,407	143,407
Contributions	-	-	-	-	-	3,024,242	3,024,242
Distributions	-	-	-	-	-	(6,686,808)	(6,686,808)
Balance at February 7, 2024	-	$-	-	$-	$-	$6,462,237	$6,462,237

	Successor
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Earnings	Equity
Balance at February 8, 2024	-	-	-	-	$-	$6,462,237	$6,462,237
Net income	-	-	-	-	-	5,506,904	5,506,904
Contributions	-	-	-	-	-	81,452	81,452
Distributions	-	-	-	-	-	(8,015,429)	(8,015,429)
Impact of push down accounting	-	-	-	-	-	6,661,694	6,661,694
Balance at December 31, 2024	-	$-	-	$-	$-	$10,696,858	$10,696,858
Net loss	-	-	-	-	-	(835,431)	(835,431)
Contributions	-	-	-	-	-	3,889,834	3,889,834
Distributions	-	-	-	-	-	(5,891,980)	(5,891,980)
Balance at December 31, 2025	-	$-	-	$-	$-	$7,859,281	$7,859,281

See accompanying notes to the consolidated financial statements

 BlockchAIn Digital Infrastructure, Inc.

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year Ended December 31, 2025	Period from February 8, 2024 to December 31, 2024	Period from January 1, 2024 to February 7, 2024
		(Restated)	(Restated)
Cash flows from operating activities:

Net (loss) income	$(835,431)	$5,506,904	$143,407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	862,305	589,516	239,330
Gain on disposal of assets held for sale (Note 3)	(67,714)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,422,460)	2,275,486	(1,230,416)
Other current assets	(158,627)	1,344,752	(1,382,772)
Accounts payable and accrued expenses	1,448,123	(264,003)	645,683
Contract liabilities	664,004	(289,820)	567,400
Other current liabilities	1,845,759	(80,000)	15,000
Net cash provided by (used in) operating activities	2,335,959	9,082,835	(1,002,368)

Cash flows from investing activities:

Proceeds from sale of assets held for sale (Note 3)	132,000	100,000	-
Purchase of property, plant and equipment (Note 3)	(38,927)	(91,216)	(57,940)
Investment in loan receivable - related party (Note 12)	(38,145)	(1,045,315)	-
Net cash provided by (used in) investing activities	54,928	(1,036,531)	(57,940)

Cash flows from financing activities:

Proceeds from (repayment of) a related party loan	(18,750)	18,750	-
Contributions from members	3,889,834	81,452	3,024,242
Distributions to members	(5,891,980)	(8,015,429)	(6,686,808)
Repayments of consideration payable	(485,833)	-	-
Net cash used in financing activities	(2,506,729)	(7,915,227)	(3,662,566)

Net (decrease) increase in cash and cash equivalents	(115,842)	131,077	(4,722,874)

Cash and cash equivalents, beginning of period	131,107	30	4,722,904

Cash and cash equivalents, end of period	$15,265	$131,107	$30

Supplemental disclosure of cash flow information:
Goodwill recognized due to change in control transaction	$-	$4,851,136	$-
Property, plant, and equipment revaluation due to change in control transaction	$-	$1,810,558	$-
Acquisition of property and equipment through consideration payable (Note 3)	$2,332,000	$-	$-

See accompanying notes to the consolidated financial statements.

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

BlockchAIn Digital Infrastructure, Inc. (the ‘Company’ or ‘BlockchAIn’) is a Delaware corporation formed as a holding company. The Company operates through its wholly owned subsidiary, One Blockchain LLC (‘One Blockchain’ or ‘OBC’), which is engaged in data center operations and digital asset infrastructure services. One Blockchain primarily operates a high-performance computing facility in Spartanburg County, South Carolina, providing power infrastructure, hosting services, and equipment leasing to customers engaged in blockchain computing, artificial intelligence (“AI”), and high-performance data processing.

The Company’s core operations include hosting services, and leasing space, power capacity, and equipment within its data center facility to customers requiring computing power.

Effective May 19, 2025, the subsidiary legally changed its name from BV Power Alpha LLC to One Blockchain LLC. This change was made to reflect the Company’s evolving strategic focus and branding. The name change is administrative in nature and does not have a material impact on the Company’s financial position, results of operations, or cash flows.

On May 27, 2025, the Company entered into a Business Combination Agreement (“BCA”) with Signing Day Sports, Inc. (“SGN”), as amended on November 10, 2025, and as further amended on December 22, 2025. On July 11, 2025, the Company announced that One Blockchain had confidentially submitted a draft registration statement on Form S-4 (the “Registration Statement”) to the U.S. Securities and Exchange Commission (“SEC”).

Effective March 16, 2026 (“the transaction date”), the Company and SGN announced the successful completion of the business combination under the previously announced BCA. Under the BCA the Company is now the parent entity of both SGN and One Blockchain. The Company commenced trading on NYSE American on March 17, 2026, under the ticker symbol “AIB”. See Note 11 - Commitments and Contingencies.

On September 5, 2025, One Blockchain formed a wholly owned subsidiary, One Blockchain Nolan LLC, to support the expansion of its operations into the Texas market. The One Blockchain Nolan LLC subsidiary is now a sub-subsidiary (wholly owned by One Blockchain, which is wholly owned by BlockchAIn). The sub-subsidiary is expected to facilitate the development of new data center infrastructure.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC.

Restatement of Audited Financial Information

During the prior year, the Company revised its financial statement presentation to reflect both predecessor and successor periods, providing a clearer view of financial performance following a significant structural change. This change was driven by the Company’s election to apply pushdown accounting in accordance with Accounting Standards Codification (“ASC”) 805-50-25-4 through 25-7, resulting in a new basis of accounting and the creation of a new reporting entity as of February 7, 2024. Accordingly, the predecessor period (January 1, 2024 - February 7, 2024) is presented under the historical cost basis and the successor period as of February 8, 2024 is presented under the fair value basis.

Additionally, the Company reassessed the presentation of certain customer-related credits and price concessions in accordance with ASC 606, Revenue from Contracts with Customers. Historically, these amounts were recorded separately as part of the provision for credit losses under the CECL model. Upon further evaluation, management determined that such concessions represent a form of variable consideration under ASC 606 and should be reflected as a reduction in revenue when the Company expects to accept less than the stated contract price.

As a result, the Consolidated Statements of Operations have been restated to present these amounts as a direct reduction of revenue, thereby more accurately reflecting the economic substance of the transactions. This change in presentation did not impact net income for any of the periods presented. Additionally, the Consolidated Statements of Cash Flows were updated to remove the provision for credit losses, with a corresponding offset reducing the change in accounts receivable. This change did not impact cash provided by operating activities. These changes were made to ensure the consolidated financial statements more accurately represent the Company’s financial position and results of operations.

For additional details regarding the acquisition and the fair value measurements, refer to “Note 4 - Business Combination and Control Obtained by a Related Party.”

All intercompany transactions with consolidated entities have been eliminated in consolidation.

Emerging Growth Company

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933 (“Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to public companies not considered emerging growth companies. These exemptions include, but are not limited to, (i) not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) reduced disclosure requirements regarding executive compensation in its periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such option is irrevocable. The Company has decided against opting out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company, nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant items subject to such estimates include (i) useful lives assigned to property and equipment, (ii) the discount rate used for operating leases, (iii) estimates used to assess goodwill impairment, (iv) estimates of value of acquired intangible assets, (v) estimates of value to assess impairment of long-lived assets, (vi) the initial measurement of lease liabilities, and (vii) estimated energy costs used for the utility true-up adjustment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts its estimates when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could materially differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in assessing performance and allocating resources. The Company, through its Chief Executive Officer in his role as chief operating decision-maker, views Company operations and manages the business as one operating segment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. The Company’s sole revenue stream is hosting services.

Hosting Services

The Company generates revenue through revenue from contracts with customers for hosting services, enabling customers to engage in blockchain computing, AI and high-performance data processing. Hosting services include providing its customers with secure rack space, power capacity, security, and equipment within its data center facility. The Company has a stand-ready obligation to provide continues access to power and cooling capacity. Under most of the Company’s contracts, this service is provided for an agreed upon period of time and for a set price. The Company recognizes the related revenue ratably over the contract period as it satisfies its performance obligations. This revenue does not include amounts collected on behalf of third parties, including sales and indirect taxes.

The Company has certain hosting service contracts for which revenue is recognized as services are performed on a variable basis. The Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, collection is probable, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s satisfaction of the performance obligation). The Company generally bills its customers monthly, in advance of services provided, based on the terms and consideration under the contract.

Additionally, the Company’s hosting service agreements may include provisions for variable consideration in the form of service level credits, performance bonuses, retroactive price adjustments (“true-ups”) or price concessions agreed upon with customers. These concessions may take the form of reductions in contractual amounts, curtailment credits, or other price adjustments. Adjustments are generally related to guaranteed uptime availability, power usage effectiveness targets, or curtailment events. The Company estimates the amount of variable consideration at the inception of the contract and updates the estimate at the end of each reporting period. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Credits due to customers for true-ups that will be applied against future invoices are recorded as a refund liability (included within other current liabilities) on the consolidated balance sheet.

The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days. Billings are typically collected within 30 days. The timing of revenue recognition, billings, and cash collections results in deferred revenue in the accompanying consolidated balance sheets. Certain customers are billed in advance and true-ups are billed in arrears of services provided, in accordance with the agreed-upon contractual terms. The Company requires a security deposit that is subject to increases based upon the customer’s energy usage.

Contract Balances and Accounts Receivable

The timing of revenue recognition, invoicing and cash collections results in accounts receivables, contract assets and contract liabilities (deferred revenue) on the consolidated balance sheets.

The Company estimates an allowance for credit losses based on a lifetime loss methodology in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”). This allowance reflects the Company’s estimate of the net amount expected to be collected from its customers. The Company analyzes current economic conditions, customer creditworthiness, historical loss rates, and specific customer concentrations. A specific reserve is established for individual accounts where collection is deemed doubtful due to the customer’s financial condition or insolvency. Account balances are written off against the allowance after all means of collection have been exhausted and management determines the potential for recovery is remote. To mitigate credit risk, the Company generally requires security deposits for power consumption and, in certain cases, retains a security interest in the customer’s computer equipment located within the Company’s data center facilities until payment obligations are met. As of December 31, 2025 (Successor) and 2024 (Successor), there was no allowance for credit losses.

Distinct from the allowance for expected credit losses, the Company records a provision for estimated service level agreement credits, billing disputes, and price concessions. These provisions are based on an analysis of historical credit issuance and known service events. These amounts are recorded as a reduction of revenue and a corresponding reduction of accounts receivable (or as a refund liability), rather than as bad debt expense.

Deferred revenue represents the Company’s obligation to transfer services to a customer for which it has received consideration from the customer. This primarily consists of prepaid hosting fees. Revenue is recognized as the related performance obligations are satisfied over the contract term. Deferred revenue is included in other current liabilities in the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, accounts receivable, and loan receivable – related party. The carrying value of all these financial instruments approximates fair value. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on its cash.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States. Approximately 93% of the Company’s revenues for the year ended December 31, 2025 (Successor) were derived from three customers, 97% of the Company’s revenues for the period from February 8, 2024 to December 31, 2024 (Successor), and 97% for the period from January 1, 2024 to February 7, 2024 (Predecessor), respectively, were derived from a single customer, Blue Ridge. Blue Ridge provides services to multiple subtenants, resulting in indirect diversification of the revenue stream. Approximately 50% of this revenue concentration is derived from a subcontract between Blue Ridge and a separate unrelated customer.

Approximately 99% of the Company’s cost of services for the year ended December 31, 2025 (Successor), 100% of the Company’s cost of services for the period from February 8, 2024 to December 31, 2024 (Successor), and 99% for the period from January 1, 2024 to February 7, 2024 (Predecessor), respectively, were from one energy provider. Approximately 57% and 69% of the Company’s accounts payable and accrued expenses as of December 31, 2025 (Successor) and 2024 (Successor), respectively, were due to this energy provider.

As of December 31, 2025 (Successor) and 2024 (Successor), the Company had a loan receivable of $1,083,460 and $1,045,315, respectively, from VCV Digital (a related party of the Company), which the Company believes is fully collectible. This balance is presented in loan receivable – related party on the Company’s consolidated balance sheets. See Note 12 – Related Party Transactions for additional information.

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Cost of Revenues

The Company includes energy costs in cost of revenues. Included in the energy costs is an accrual updated quarterly which estimates the annual true up credit or charge anticipated to be received in July of the following year. The true-up estimated cost accrual for the year ended December 31, 2025 (Successor) was $471,329 whereas the actual true-up credit adjustment for the year ended December 31, 2024 (Successor) was $128,586. Other costs included in cost of revenues include fees for network services and water fees.

Utility True-Up Adjustment

The Company procures electricity through a local utility provider and is subject to an annual true-up process that reconciles estimated energy costs with actual consumption and final rates. Management must estimate the true-up accrual at each reporting period, which directly impacts cost of revenues. This estimate involves significant judgment, particularly in forecasting usage patterns, rate changes, and timing of adjustments.

Cash

Cash consists of cash on hand and demand deposits maintained with high-credit-quality financial institutions. The Company does not currently hold money market funds, commercial paper, or other cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company monitors the financial health of these institutions and believes it is not exposed to significant credit risk.

Accounts Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. A receivable is recognized in the period when the Company has transferred services to its customers and its right to consideration is unconditional. Payment terms and conditions vary by contract type but generally require payment within 30 days of the invoice date.

Property and Equipment

Property and equipment are stated at original cost or initial fair value for property and equipment acquired through business combinations or asset acquisition, net of depreciation. Depreciation for computer equipment, infrastructure equipment, transformers, and leasehold improvements commences once they are ready for their intended use. Major improvements that enhance the functionality or extend the asset’s useful life are capitalized, while routine maintenance and repairs are expensed as incurred. Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. Upon disposal or retirement, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statement of operations.

During the year ended December 31, 2025 (Successor), the Company acquired Antbox containers for total consideration of $2,332,000. See Note 3 – Property and Equipment, Net for additional information. These assets are classified as infrastructure equipment within Property and Equipment. The Antbox containers are capitalized at acquisition cost, which approximates their fair value, and are assigned a useful life of approximately 7 years.

Depreciation is calculated on a straight-line basis over the estimated useful lives of asset as follows:

Property and equipment	Useful life (years)
Compute equipment	3
Infrastructure equipment	7-10
Transformers	13
Leasehold improvements	Shorter of lease term or useful life

The Company reviews its property and equipment for impairment, together with lease right-of-use assets, at the asset group level; the lowest level at which the asset group generates identifiable cash flows. We reassess whether a change to an asset group is necessary when we experience a significant change in our operations or in the way we utilize long-lived assets that causes a change to the interdependency of cash flows. We review an asset group for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group, or a continuous deterioration of our financial condition. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which its carrying amount exceeds its fair value. No impairment charges were recorded during the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor).

Assets Held for Sale

Assets and liabilities to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less costs to sell. The Company classifies long-lived assets as held for sale when management has approved and committed to a formal plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, the asset is being actively marketed at a price that is reasonable in relation to its fair value, and it is unlikely that significant changes to the plan will be made or withdrawn. Upon classification as held for sale, the asset is measured at the lower of its carrying amount or fair value less costs to sell, and depreciation ceases. If the carrying amount exceeds fair value less costs to sell, an impairment loss is recognized in the period the held for sale criteria are met, while gains on sale are recognized only upon completion of the transaction. The Company assesses the fair value of assets held for sale at each reporting period until the asset is sold or reclassified as an operating asset if it no longer meets the held-for-sale criteria.

The Company had nine mining containers classified as held for sale as of December 31, 2024 (Successor). These containers were sold during the year ended December 31, 2025 (Successor), and there were no assets held for sale as of December 31, 2025 (Successor). The containers were not deemed impaired while held for sale, and no impairment charges were recorded during the Predecessor or Successor periods in 2024.

Goodwill

Goodwill represents the excess purchase consideration of an acquired business over the fair value of its net tangible and identifiable intangible assets. Goodwill is not amortized and is tested for impairment at least annually or more often if and when circumstances indicate that goodwill is not recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate, or a significant decrease in expected cash flows. No impairment charges were recorded with respect to goodwill for the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor).

Leases

The Company enters into lease arrangements primarily for land, data center spaces, and equipment. In accordance with ASC 842, Leases, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance.

The Company records right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet for all leases with a term for longer than 12 months, including renewal options that the Company is reasonably certain to exercise. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the lease commencement date. When there is a lease modification or a change in lease term triggered by a reassessment event, we reassess its classification and remeasure the ROU asset and lease liability.

Lease liabilities are initially measured based on the present value of fixed lease payments over the term of the lease. As the rate implicit in the Company’s lease is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

The majority of our lease arrangements include options to extend the lease. If we are reasonably certain to exercise such options, the periods covered by the options are included in the lease term. The depreciable lives of leasehold improvements are limited by the expected lease term and the Company performs an assessment annually to determine if renewal options in leases are certain to be exercised. For leases with a term of 12 months or less, the Company has elected not to recognize any ROU asset or lease liability on the consolidated balance sheet. Where there are lease agreements with lease and non-lease components, the Company has elected to account for the lease and non-lease components as a single lease component for all classes of underlying assets that are identified as lease arrangements.

As described above, we perform a review at least annually of all long-lived assets, including ROU assets, at the asset group level for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which its carrying amount exceeds its fair value. No impairment charges were recorded during the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor). See Note 6 – Leases for additional information.

Fair Value of Financial Instruments

The carrying values of cash represents fair value. The carrying values of accounts receivable, accrued revenues, accounts payable, and accrued expenses approximate their fair values primarily due to the short-term maturity of the related instruments. The fair value of loan receivable is estimated by discounting the contractual cash flows, using indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.

Stockholders’ Equity (As of the transaction date)

As of March 16, 2026, the Company is authorized to issue 1,100,000,000 shares consisting of: (i) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (ii) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025 and 2024, no shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted-average number of shares outstanding for the dilutive effect of potential common shares, such as stock options and warrants, using the treasury stock method. In periods of net loss, diluted loss per share equals basic loss per share, as the inclusion of potential common shares would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

No interest or penalties were recognized for the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor).

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. Under the standard, the accounting guidance improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Management is still evaluating the impact on the Company’s consolidated financial statements.

Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, which did not have a material impact on its consolidated financial statements and related disclosures.

The Company was not subject to, nor did it adopt, any new accounting pronouncements during the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor), that had a material impact on its financial condition, results of operations, or cash flows.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Successor
	December 31, 2025	December 31, 2024
Compute equipment	172,589	164,751
Infrastructure Equipment	5,787,460	3,424,371
Leasehold improvements	2,846,345	2,846,345
Transformers	1,554,533	1,554,533
	10,360,927	7,990,000
Less: Accumulated depreciation	(1,495,908)	(633,603)
Total	8,865,019	7,356,397

Depreciation expense was $862,305 for the year ended December 31, 2025 (Successor), $589,516 for the period from February 8, 2024 to December 31, 2024 (Successor), and $239,330 for the period from January 1, 2024 to February 7, 2024 (Predecessor).

Asset acquisition

On May 15, 2025, the Company entered into a Purchase and Sale Agreement with Blue Ridge Digital Mining, LLC to acquire 60 Antbox containers for a total contractual consideration of $2,332,000, payable in 24 equal monthly installments of $97,167, beginning August 15, 2025 and ending July 15, 2027.

This transaction has been accounted for as an asset acquisition under common control in accordance with ASC 805-50, as both the Company and the seller are ultimately controlled by VCV Digital Infrastructure Holdings LLC. The Antboxes were delivered and accepted during the second quarter of 2025 and have been capitalized under equipment within property and equipment.

Future minimum payments as of December 31, 2025 (Successor) related to this asset acquisition are as follows:

Future Minimum Payments
2026	$1,166,001
2027	680,166
Total future minimum payments	$1,846,167

As of December 31, 2025 (Successor), five installment payments of $97,167 each have been made.

The total remaining consideration payable of $1,846,167 as of December 31, 2025 (Successor) is classified as follows in the consolidated balance sheets:

December 31, 2025
Current liabilities	$1,166,001
Non-current liabilities	680,166
Total undiscounted cash flows	$1,846,167

Asset held for sale

As of December 31, 2024 (Successor), the Company had nine mining containers classified as held for sale. These containers were measured at the lower of their carrying amount or fair value less costs to sell, in accordance with ASC 360-10, Property, Plant and Equipment – Overall.

During the first quarter of 2025, the Company sold the remaining nine mining containers for total proceeds of $132,000, resulting in a gain of $67,714 recorded in other income in the accompanying consolidated statements of operations. As of December 31, 2025 (Successor), the Company had no mining containers classified as held for sale.

During the period from February 8, 2024 to December 31, 2024 (Successor), the Company sold 14 mining containers, generating total proceeds of $100,000. No gain or loss was recognized on these sales.

4.	BUSINESS COMBINATION AND CONTROL OBTAINED BY A RELATED PARTY

Per an agreement dated February 7, 2024, One Blockchain underwent a change in control following a step acquisition by VCV Digital Solutions LLC (“VCV Digital Solutions”), which was effective as of February 8, 2024. VCV Digital Solutions acquired 50% of the issued and outstanding membership interests of One Blockchain from an unrelated third-party seller that previously held a 50% ownership interest, adding to its existing 45% indirect interest held through its subsidiary, Tiger Cloud LLC. As a result, VCV Digital Solutions, through Tiger Cloud LLC, obtained full control of the Company. One Blockchain is now a wholly owned subsidiary of BlockchAIn.

Although the transaction involved entities in which VCV Digital Solutions previously held significant influence, the Company evaluated the nature of the transaction and determined that it does not meet the criteria for a common control transaction under ASC 805. Prior to the acquisition, the seller was not under common control with VCV Digital Solutions and therefore was not considered a related party under ASC 850, Related Party Disclosures. The acquisition of the remaining 50% interest resulted in a substantive change in control and governance. Accordingly, this transaction is not considered a common control transaction.

The Company elected to apply pushdown accounting in accordance with ASC 805, resulting in a new basis of accounting and the creation of a new reporting entity as of February 8, 2024. The Company has revised its financial statement presentation to separately reflect the predecessor and successor periods in accordance with ASC 805. The period from January 1, 2024 to February 7, 2024 (Predecessor) is presented under the historical cost basis, and the period from February 8, 2024 to December 31, 2024 (Successor) is presented under the new fair value basis resulting from the application of pushdown accounting.

The total purchase consideration for the additional 50% interest was $7,684,150. As a result of the step acquisition, the assets and liabilities of the Company were revalued at fair value. The following adjustments were made:

●	Property and equipment, net: increased by $1,810,558 to reflect fair value.

●	Goodwill: Recognized at $4,851,136 as the excess of the purchase price over the fair value of net identifiable assets.

The impact of these adjustments is reflected in the accompanying consolidated balance sheets as of December 31, 2024 (Successor).

5.	REVENUE

Deferred Revenue (Contract Liabilities)

Deferred revenue consists of consideration received in advance of performance and recognizes them as revenue when the performance obligation is satisfied.

The following table summarizes the deferred revenue activity during the years ended December 31, 2025 (Successor) and 2024 (Successor):

	Successor
	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance at the beginning of the year	$1,666,580	$1,389,000
Add: revenue deferred during the year	2,330,584	1,956,400
Less: Revenue recognized during the year	(1,666,580)	(1,678,820)
Balance at the end of the year	$2,330,584	$1,666,580

Current	$2,330,584	$1,666,580
Non-current	$-	$-

As of December 31, 2025 (Successor), the Company expects to realize substantially all the deferred revenue within 12 months and accordingly, these amounts are classified as current liabilities. There were no significant changes to contract terms, refund policies, or performance obligations during the periods presented. The Company did not have contract assets as of December 31, 2025 (Successor) and 2024 (Successor).

6.	LEASES

The Company leases land under a ground lease agreement to support its data center facility. Lease payments are made in cash in accordance with the lease terms. The balance of the related ROU asset was $81,712 and $188,936 as of December 31, 2025 (Successor) and December 31, 2024 (Successor), respectively.

As of December 31, 2025 (Successor) and December 31, 2024 (Successor), the weighted-average remaining lease term for operating leases was 0.75 years and 1.75 years, respectively. As of December 31, 2025 (Successor) and December 31, 2024 (Successor), the weighted-average discount rate for operating leases was 1.37% for both years.

The lease agreement includes extension options, which may extend the lease beyond the original period. The Company has not included the potential impact of any additional extension options in the calculation of the lease term or related lease liability.

During the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor), the Company made cash payments to reduce its operating lease liability of approximately $109,200, $97,652, and $11,348, respectively.

Future minimum non-cancelable lease commitments under this lease are as follows:

Future Minimum Payments
2026	$81,900
2027	-
2028	-
2029	-
2030	-
Thereafter	-
Total undiscounted cash flows	81,900
Less: Present value discount	(188)
Total lease obligations	$81,712

7.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly, hypothetical transaction between market participants at the measurement date, or exit price. ASC 820, Fair Value Measurement, which establishes three levels of inputs that are used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities.

●	Level 2: observable inputs other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the assets or liabilities.

●	Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities, including indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.

Assets and liabilities not measured and recorded at fair value

The Company’s consolidated financial instruments are not measured at fair value on a recurring basis, as the carrying values of the instruments approximate their fair values due to their liquid or short-term natures.

8.	INCOME TAXES

One Blockchain is a limited liability company and therefore substantially all of the Company’s income/loss in 2025 and 2024 was subject to pass-through taxes and not subject to income taxes. The members of One Blockchain include the Company’s taxable income or loss in their personal income tax returns. Accordingly, there is no income tax expense and/or deferred tax assets/liabilities recorded as of December 31, 2025 and 2024. Transactions for which tax deductibility or the timing of deductibility is uncertain are reviewed based on their technical merits in determining distribution of the Company’s income. Penalties and interest assessed by income taxing authorities are included in selling, general, and administrative expenses. No interest or penalties were recognized for the year ended December 31, 2025 (Successor), the period from February 8, 2024 to December 31, 2024 (Successor), and the period from January 1, 2024 to February 7, 2024 (Predecessor).

9.	EARNINGS PER SHARE

The Company had no shares issued or outstanding as of December 31, 2025 and 2024 and therefore no basic or diluted earnings per share have been calculated.

10.	CAPITAL STRUCTURE / STOCKHOLDERS’ EQUITY

As of the transaction date the Company’s capital structure will be as follows. The total number of shares of all classes of capital stock that the Corporation is authorized to issue is 1,100,000,000 shares, each with a par value of $0.0001 per share, consisting of (a) 1,000,000,000 shares of common stock (“Common Stock”) and (b) 100,000,000 shares of preferred stock (“Preferred Stock”). The number of authorized shares of any class may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote.

Common Stock

Voting- Each share of Common Stock is entitled to one vote on each matter properly submitted to the stockholders on which holders of Common Stock are entitled to vote. Subject to the rights of any series of Preferred Stock, holders of Common Stock exclusively possess all voting power of the Company.

Dividends- Subject to applicable law and the rights of any outstanding series of Preferred Stock, holders of Common Stock are entitled to receive such dividends and other distributions (payable in cash, property, or capital stock) as may be declared by the Board of Directors from time to time, sharing equally on a per-share basis. No dividends have been declared or paid by the Company for any period presented.

Liquidation- Subject to the rights of any outstanding series of Preferred Stock, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Common Stock are entitled to receive all remaining assets available for distribution to stockholders, ratably in proportion to shares held.

Holders of Common Stock have no preemptive rights, cumulative voting rights, or rights of redemption. Shares of Common Stock are not subject to any sinking fund provisions. All issued and outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

The Board of Directors is authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and to establish from time to time the number of shares to be included in each such series and to fix the voting rights (if any), designations, powers, preferences, and relative, participating, optional, special, and other rights of each such series and any qualifications, limitations, and restrictions thereof.

The Board’s authority with respect to each series of Preferred Stock includes, without limitation, the authority to determine: (i) the number of shares constituting that series and the distinctive designation of that series; (ii) the dividend rate, whether dividends shall be cumulative and, if cumulative, the date from which dividends shall accumulate; (iii) whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights; (iv) whether that series shall have conversion privileges and, if so, the terms and conditions of such conversion; (v) whether or not the shares of that series shall be redeemable and, if so, the terms and conditions of such redemption; (vi) whether that series shall have a sinking fund for the redemption or purchase of shares of that series and, if so, the terms and amount of such sinking fund; and (vii) the rights of the shares of that series in the event of the voluntary or involuntary liquidation, dissolution, or winding-up of the Company. Any series of Preferred Stock may be superior to, rank equally with, or be junior to any other series of Preferred Stock to the extent permitted by law.

As of December 31, 2025 and December 31, 2024, no shares of common stock or preferred stock have been issued or were outstanding.

11.	COMMITMENTS AND CONTINGENCIES

Business Combination with Signing Day Sports, Inc.

On May 27, 2025, the Company entered into a Business Combination Agreement (“BCA”) with Signing Day Sports, Inc. (“SGN”), as amended on November 10, 2025, and as further amended on December 22, 2025. Effective March 16, 2026, the Company and SGN announced the successful completion of the business combination under the previously announced BCA. Under the BCA the Company is now the parent entity of both SGN and One Blockchain. The Company commenced trading on NYSE American on March 17, 2026, under the ticker symbol “AIB”.

Management has evaluated the BCA and amendments and determined that no adjustments to the financial statements are required as of the reporting date. The financial impact of the transaction will be reflected in future periods.

Energy Contract

The Company has an energy services contract with a third party, which expires in October 2026. Under the terms of the agreement, the Company is committed to pay a minimum of $256,000 monthly for energy used in the previous month. Usage in excess of $256,000 is invoiced to the Company in arrears on a monthly basis. The Company may terminate this agreement prior to its expiration date for an early termination fee of $400,000. The energy services contract does not qualify as a lease under ASC 842 and therefore follows ASC 340-40 “take or pay” type contract.

Letter of Credit

During 2022, a related party of the Company entered into a stand-by letter of credit (“LOC”) arrangement with its financial institution on behalf of the Company to provide $3,000,000 in funding for the benefit of the third party that the Company has its energy services contract with. In 2025, the LOC was reduced to $2,060,000.  The financial effects of the completed transaction will be reflected in the period in which the closing occurred. The LOC is automatically renewed annually and is secured by a certificate of deposit (“CD”), which also supports the Company’s surety bond obligations. As of the issuance date of these financial statements, the LOC remains in effect. Subsequent to December 31, 2025, but prior to the issuance of these financial statements, the transaction was completed. As a recognized subsequent event under ASC 855, management has evaluated the closing and determined that no adjustment to the consolidated financial statements as of December 31, 2025 is required.

Other litigations

The Company is involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademarks and other intellectual property, licensing, taxation, and employee relations. The Company believes at present that the resolution of currently pending matters will not, individually or in aggregate, have a material adverse effect on its consolidated financial statements. However, the Company’s assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

In the normal course of business, the Company may enter into certain guarantees or other agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past and does not currently anticipate incurring any material indemnification payments.

Consultant Agreement

The Company had a 5% profit share agreement with an unrelated third-party consultant. As part of this agreement, upon sale of the Company the consultant is also entitled to a payout based on the Company’s cash flows and a reasonable market multiple, as defined by the agreement. During the period from February 8, 2024 to December 31, 2024 (Successor), the Company fully settled its claims with the consultant for $300,000, resolving all outstanding obligations under the agreement and terminating the agreement. There are no liabilities or commitments related to this consultant agreement as of December 31, 2025 (Successor) and December 31, 2024 (Successor).

12.	RELATED PARTY TRANSACTIONS

The Company reimbursed one of its members $523,000 in related party expenses with Tiger Cloud LLC for the year ended December 31, 2025, and $286,000 during the period from February 8, 2024 to December 31, 2024 (Successor) and $33,000 during the period from January 1, 2024 to February 7, 2024 (Predecessor) for selling, general, and administrative expenses made on behalf of the Company. For the year ended December 31, 2025, this included $284,000 in management fees and $239,000 of labor allocation expense. During the periods from February 8, 2024 to December 31, 2024 (Successor) and January 1, 2024 to February 7, 2024 (Predecessor) the entire expense was for management fees and none attributable to labor allocation expense.

As of December 31, 2025 (Successor), no amounts were due to the related party. As of December 31, 2024 (Successor), $334,000 was due to a related party and included in accounts payable.

As of December 31, 2025 (Successor) and 2024 (Successor), the Company had a loan receivable of $1,083,460 and $1,045,315, respectively, which relates to funds loaned to VCV Digital Infrastructure Holdings to support its surety bond requirements. Specifically, One Blockchain LLC provided funds for a commercial deposit (“CD”) in VCV Digital Solutions and to increase the LOC and surety bond. The loan is non-interest-bearing and is expected to be repaid based on contractual agreements between the parties. The Company considers the credit risk to be mitigated by the collateral value of the CD and the increased surety bond securing the loan. The Company evaluates the recoverability of loan receivables on an ongoing basis, considering factors such as the financial condition of the borrower and collateral value. As of December 31, 2025 (Successor) and 2024 (Successor), no allowance for credit losses has been recorded, as management believes the loan is fully recoverable.

As of December 31, 2024 (Successor), the Company had a related party loan payable with a balance of $18,750. This loan was repaid during the year ended December 31, 2025 (Successor), and the balance of related party loans payable was zero as of December 31, 2025 (Successor).

As of December 31, 2025 (Successor), the Company had accounts receivable from related parties totaling $2,144,506, arising from operational activities. These amounts are expected to be settled in the normal course of business. These related party receivables include $1,640,171 due from Tiger Cloud LLC and $504,335 due from VCV Digital Solutions. These balances reflect transactions related to the Company’s ongoing business operations and financial arrangements with related entities. As of December 31, 2024 (Successor), the Company had accounts receivable from related parties totaling $370,405. These related party receivables include $35,500 due from Atlas Cloud AI LLC, $39,558 due from Tiger AIDC LLC, $26,315 due from Tiger Cloud LLC, and $269,033 due from VCV Digital Solutions.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination with Signing Day Sports, Inc.

Effective March 16, 2026, the Company and SGN announced the successful completion of the business combination under the previously announced BCA. Under the BCA the Company is now the parent entity of both SGN and One Blockchain. The Company commenced trading on NYSE American on March 17, 2026, under the ticker symbol “AIB”. See Note 11 - Commitments and Contingencies.