Form 10-Q
period 2026-03-31
BlockchAIn Digital Infrastructure, Inc.
filed 2026-05-15
CIK 2070542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-43194

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-2631241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, Ste. 1010, New York, NY 10036
(Address of principal executive offices, including zip code)

(646) 493-2993
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AIB	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, there were 37,646,133 shares of common stock outstanding.

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BlockchAIn Digital Infrastructure, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$1,251,712	$15,265
Accounts receivable	20,706	7,720
Due from related party, net (Note 12)	1,130,879	2,144,506
Loan receivable - related party (Note 12)	1,083,460	1,083,460
Prepaid expenses	193,852	-
Other current assets	-	218,698

Total current assets	3,680,609	3,469,649

Property and equipment, net (Note 3)	8,622,532	8,865,019
Intangible assets (Note 4)	18,978,190	-
Goodwill (Note 4)	4,851,136	4,851,136
Operating lease right-of-use assets, net (Note 6)	82,511	81,712
Other assets	42,200	-

Total assets	$36,257,178	$17,267,516

Liabilities and stockholders’ equity:

Current liabilities:
Accounts payable and accrued expenses	$3,471,661	$3,304,012
Contract liabilities (Note 5)	1,997,074	2,330,584
Consideration payable, current portion (Note 3)	1,166,001	1,166,001
Operating lease liabilities, current portion (Note 6)	86,240	81,712
Other current liabilities	1,970,295	1,845,760

Total current liabilities	8,691,271	8,728,069

Consideration payable, net of current portion (Note 3)	388,666	680,166

Total liabilities	9,079,937	9,408,235

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025 (Note 10)	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 37,646,133 shares issued and outstanding as of March 31, 2026; no shares issued and outstanding as of December 31, 2025 (Note 10)	3,765	-
Additional paid in capital	27,446,674	-
Retained earnings (accumulated deficit)	(273,198)	7,859,281

Total stockholders’ equity	27,177,241	7,859,281

Total liabilities and stockholders’ equity	$36,257,178	$17,267,516

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BlockchAIn Digital Infrastructure, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues (Note 5)	$4,913,201	$4,499,641

Costs and operating expenses:
Cost of revenues	4,343,442	3,273,322
Depreciation and amortization (Note 3)	250,101	163,172
Selling, general and administrative expenses (Note 4)	596,984	636,723
Total costs and operating expenses	5,190,527	4,073,217

(Loss) income from operations	(277,326)	426,424

Other income (expense)
Gain on disposal of assets held for sale (Note 3)	-	67,714
Other income (expense)	4,128	(5,360)
Total other income	4,128	62,354

Net (loss) income attributable to common stockholders	$(273,198)	$488,778
Basic and diluted net (loss) income per share (Note 9)	$(0.01)	$0.01
Weighted average shares outstanding – basic and diluted (Note 9)	37,646,133	37,646,133

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BlockchAIn Digital Infrastructure, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	(Shares)	(Amount)	(Shares)	(Amount)
Balance at December 31, 2024 (pre-Business Combination)	-	$-	-	$-	$-	$10,696,858	$10,696,858
Contributions	-	-	-	-	-	296,085	296,085
Distributions	-	-	-	-	-	(744,000)	(744,000)
Net income	-	-	-	-	-	488,778	488,778
Balance at March 31, 2025	-	$-	-	$-	$-	$10,737,721	$10,737,721

Balance at December 31, 2025 (pre-Business Combination)	-	-	-	-	-	$7,859,281	$7,859,281
Recapitalization: One Blockchain members’ equity into BlockchAIn common stock	-	-	33,225,888	3,323	7,855,958	(7,859,281)	-
Shares issued to SGN stockholders	-	-	3,215,576	322	18,940,194	-	18,940,516
Maxim Group advisory shares	-	-	1,204,669	120	650,522	-	650,642
Net loss	-	-	-	-	-	(273,198)	(273,198)
Balance at March 31, 2026	-	$-	37,646,133	$3,765	$27,446,674	$(273,198)	$27,177,241

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BlockchAIn Digital Infrastructure, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:

Net (loss) income	$(273,198)	$488,778
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	250,101	163,172
Gain on disposal of assets held for sale (Note 3)	-	(67,714)
Non-cash advisory shares (Note 4)	650,642	-
Changes in operating assets and liabilities:
Accounts receivable	1,010,187	(1,075,292)
Prepaid and other current assets	34,714	24,461
Operating lease right of use assets	(799)	-
Accounts payable and accrued expenses	(191,041)	184,884
Contract liabilities	(334,936)	444,958
Lease liabilities	4,528	-
Other current liabilities	124,535	247,623
Net cash provided by operating activities	1,274,733	410,870

Cash flows from investing activities:

Cash acquired in reverse merger (Note 4)	253,214	-
Proceeds from sale of assets held for sale (Note 3)	-	132,000
Net cash provided by investing activities	253,214	132,000

Cash flows from financing activities:

Contributions	-	296,085
Distributions	-	(744,000)
Repayments of consideration payable	(291,500)	-
Net cash used in financing activities	(291,500)	(447,915)

Net increase in cash	1,236,447	94,955

Cash, beginning of period	15,265	131,107

Cash, end of period	$1,251,712	$226,062

The accompanying notes are an integral part of these condensed consolidated interim financial statements

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

BlockchAIn Digital Infrastructure, Inc. (the “Company” or “BlockchAIn” or “we”) is a Delaware corporation formed as a holding company. The Company operates through its wholly owned subsidiary, One Blockchain LLC (“One Blockchain” or “OBC”), which is engaged in data center operations and digital asset infrastructure services. One Blockchain primarily operates a high-performance computing facility in Spartanburg County, South Carolina, providing power infrastructure, hosting services, and equipment leasing to customers engaged in blockchain computing, artificial intelligence (“AI”), and high-performance data processing.

The Company’s core operations include hosting services, and leasing space, power capacity, and equipment within its data center facility to customers requiring computing power.

On May 27, 2025, the Company entered into a Business Combination Agreement (“BCA”) with Signing Day Sports, Inc. (“SGN” or “Signing Day Sports”), One Blockchain, and the other parties thereto, as amended on November 10, 2025, and as further amended on December 22, 2025.

Effective March 16, 2026 (the “transaction date”), the Company and SGN announced the successful completion of the business combination under the previously announced BCA. Under the BCA the Company is now the parent entity of both SGN and One Blockchain. The Company commenced trading on NYSE American on March 17, 2026, under the ticker symbol “AIB”. For additional details regarding the acquisition and the fair value measurements, refer to “Note 4 - Business Combination and Control Obtained by a Related Party.” See Note 11 - Commitments and Contingencies.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant items subject to such estimates include (i) useful lives assigned to property and equipment, (ii) the discount rate used for operating leases, (iii) estimates used to assess goodwill impairment, (iv) estimates of value of acquired intangible assets, (v) estimates of value to assess impairment of long-lived assets, (vi) the initial measurement of lease liabilities, and (vii) estimated energy costs used for the utility true-up adjustment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts its estimates when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could materially differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in assessing performance and allocating resources. The Company, through its Chief Executive Officer in his role as chief operating decision-maker (“CODM”), views Company operations and manages the business as one operating segment.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. Substantially all of the Company’s revenues are generated from hosting services.

Hosting Services

The Company generates revenue from contracts with customers for hosting services, enabling customers to engage in blockchain computing, AI and high-performance data processing. Hosting services include providing its customers with secure rack space, power capacity, security, and equipment within its data center facility. The Company has a stand-ready obligation to provide continuous access to power and cooling capacity. Under most of the Company’s contracts, this service is provided for an agreed upon period of time and for a set price. The Company recognizes the related revenue ratably over the contract period as it satisfies its performance obligations. This revenue does not include amounts collected on behalf of third parties, including sales and indirect taxes.

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

Additionally, the Company’s hosting service agreements may include provisions for variable consideration in the form of service level credits, performance bonuses, retroactive price adjustments (“true-ups”) or price concessions agreed upon with customers. These concessions may take the form of reductions in contractual amounts, curtailment credits, or other price adjustments. Adjustments are generally related to guaranteed uptime availability, power usage effectiveness targets, or curtailment events. The Company estimates the amount of variable consideration at the inception of the contract and updates the estimate at the end of each reporting period. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Credits due to customers for true-ups that will be applied against future invoices are recorded as a refund liability and included within other current liabilities on the condensed consolidated balance sheet.

The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days. Billings are typically collected within 30 days. The timing of revenue recognition, billings, and cash collections results in deferred revenue in the accompanying condensed consolidated balance sheets. Certain customers are billed in advance and true-ups are billed in arrears of services provided, in accordance with the agreed-upon contractual terms. The Company requires a security deposit that is subject to increases based upon the customer’s energy usage.

Contract Balances and Accounts Receivable

The timing of revenue recognition, invoicing and cash collections results in accounts receivables, contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets.

The Company estimates an allowance for credit losses based on a lifetime loss methodology in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”). This allowance reflects the Company’s estimate of the net amount expected to be collected from its customers. The Company analyzes current economic conditions, customer creditworthiness, historical loss rates, and specific customer concentrations. A specific reserve is established for individual accounts where collection is deemed doubtful due to the customer’s financial condition or insolvency. Account balances are written off against the allowance after all means of collection have been exhausted and management determines the potential for recovery is remote. To mitigate credit risk, the Company generally requires security deposits for power consumption and, in certain cases, retains a security interest in the customer’s computer equipment located within the Company’s data center facilities until payment obligations are met. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses.

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

Deferred revenue represents the Company’s obligation to transfer services to a customer for which it has received consideration from the customer. This primarily consists of prepaid hosting fees. Revenue is recognized as the related performance obligations are satisfied over the contract term. Deferred revenue is included in other current liabilities in the condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments may expose the Company to concentrations of credit risk, and consist of cash, accounts receivable, and loan receivable – related party. The carrying value of all these financial instruments approximates fair value.

The Company maintains cash balances at financial institutions in excess of federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States. Substantially all of the Company’s revenues for the three months ended March 31, 2026 were derived from two customers and 93% for the three months ended March 31, 2025 were derived from a single customer, Blue Ridge. Blue Ridge provides services to multiple subtenants, resulting in indirect diversification of the revenue stream. Approximately 50% of this revenue concentration is derived from a subcontract between Blue Ridge and a separate unrelated customer.

Approximately 99% of the Company’s cost of revenues for the three months ended March 31, 2026 and 2025 were from one energy provider, respectively. Approximately 58% and 57% of the Company’s accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025, respectively, were due to this energy provider.

As of March 31, 2026 and December 31, 2025, the Company had a loan receivable of $1,083,460 and $1,083,460, respectively, from VCV Digital (a related party of the Company), which the Company believes is fully collectible. This balance is presented in loan receivable – related party on the Company’s condensed consolidated balance sheets. See Note 12 – Related Party Transactions for additional information.

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Cost of Revenues and Utility True-Up Adjustment

The Company procures electricity through a local utility provider and is subject to an annual true-up process that reconciles estimated energy costs with actual consumption and final rates. Management must estimate the true-up accrual at each reporting period, which directly impacts cost of revenues. This estimate involves significant judgment, particularly in forecasting usage patterns, rate changes, and timing of adjustments. The annual true-up credit or charge is typically invoiced in Q3 of the following year.

The true-up expense was $262,906 for the three months ended March 31, 2026 and a reduction in expense of $291,717 for the three months ended March 31, 2025. The true-up estimated cost accrual was $734,325 as of March 31, 2026 which is comprised of $471,329 related to the estimated true-up as of December 31, 2025 and the estimated true-up of $262,906 recorded as of March 31, 2026. Since the true-up credit or charge had not yet been received, there had not yet been an actual true-up credit adjustment or charge for the three months ended March 31, 2026 or 2025. Other costs included in cost of revenues include fees for network services and water fees.

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

Property and Equipment

Property and equipment are stated at original cost or initial fair value for property and equipment acquired through business combinations or asset acquisition, net of depreciation. Depreciation for computer equipment, infrastructure equipment, transformers, and leasehold improvements commences once they are ready for their intended use. Major improvements that enhance the functionality or extend the asset’s useful life are capitalized, while routine maintenance and repairs are expensed as incurred. Leasehold improvements and integral equipment at leased locations are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement. Upon disposal or retirement, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the condensed consolidated statement of operations.

During the year ended December 31, 2025, the Company acquired Antbox containers for total consideration of $2,332,000. See Note 3 – Property and Equipment, Net for additional information. These assets are classified as infrastructure equipment within Property and Equipment. The Antbox containers are capitalized at acquisition cost, which approximates their fair value, and are assigned a useful life of approximately 7 years.

Depreciation is calculated on a straight-line basis over the estimated useful lives of asset as follows:

Property and equipment	Useful life (years)
Compute equipment	3
Infrastructure equipment	7-10
Transformers	13
Leasehold improvements	Shorter of lease term or useful life

The Company reviews its property and equipment for impairment, together with lease right-of-use assets, at the asset group level; the lowest level at which the asset group generates identifiable cash flows. We reassess whether a change to an asset group is necessary when we experience a significant change in our operations or in the way we utilize long-lived assets that causes a change to the interdependency of cash flows. We review an asset group for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group, or a continuous deterioration of our financial condition. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which its carrying amount exceeds its fair value. No impairment charges were recorded during the three months ended March 31, 2026 and 2025.

Goodwill

Goodwill represents the excess purchase consideration of an acquired business over the fair value of its net tangible and identifiable intangible assets. Goodwill is not amortized and is tested for impairment at least annually or more often if and when circumstances indicate that goodwill is not recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate, or a significant decrease in expected cash flows. No impairment charges were recorded with respect to goodwill for the three months ended March 31, 2026 and 2025.

Leases

The Company enters into lease arrangements primarily for land, data center spaces, and equipment. In accordance with ASC 842, Leases, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance.

The Company records right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets for all leases with a term for longer than 12 months, including renewal options that the Company is reasonably certain to exercise. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the lease commencement date. When there is a lease modification or a change in lease term triggered by a reassessment event, we reassess its classification and remeasure the ROU asset and lease liability.

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

As described above, we perform a review at least annually of all long-lived assets, including ROU assets, at the asset group level for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which its carrying amount exceeds its fair value. No impairment charges were recorded during the three months ended March 31, 2026 and 2025. See Note 6 – Leases for additional information.

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

Stockholders’ Equity (As of the transaction date)

As of March 16, 2026, the Company was authorized to issue 1,100,000,000 shares consisting of: (i) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (ii) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, 37,646,133 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. As of December 31, 2025, no shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted-average number of shares outstanding for the dilutive effect of potential common shares, such as stock options and warrants, using the treasury stock method. In periods of net loss, diluted loss per share equals basic loss per share, as the inclusion of potential common shares would be anti-dilutive. For the three months ended March 31, 2026 and 2025, earnings per share is calculated based on outstanding shares acquired from the transaction.

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

No interest or penalties were recognized for the three months ended March 31, 2026 and 2025.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. Under the standard, the accounting guidance improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Management is still evaluating the impact on the Company’s condensed consolidated financial statements.

ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments are intended to improve the guidance related to interim financial reporting by enhancing the clarity and organization of required interim disclosures and clarifying when such guidance is applicable. The update provides additional guidance on the form and content of interim financial statements, compiles a comprehensive list of interim disclosure requirements within Topic 270, and introduces a disclosure principle requiring entities to disclose events and changes that occur after the most recent annual reporting period that materially affect the entity.

The amendments in ASU No. 2025-11 do not change the fundamental nature of interim reporting and are not intended to expand or reduce existing disclosure requirements, but rather are intended to provide greater clarity and consistency in the application of current guidance.

ASU No. 2025-11 is effective for interim reporting periods within fiscal years beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Accounting Standards Recently Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments clarify certain aspects of the current expected credit loss model as it applies to trade receivables and contract assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2025, including interim reporting periods within those fiscal years. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Compute equipment	$172,589	$172,589
Infrastructure equipment	5,787,459	5,787,460
Leasehold improvements	2,867,776	2,846,345
Transformers	1,554,534	1,554,533
	10,382,358	10,360,927
Less: Accumulated depreciation	(1,759,826)	(1,495,908)
Total	$8,622,532	$8,865,019

Depreciation expense was $250,101 and $163,172 for the three months ended March 31, 2026 and 2025, respectively.

Asset acquisition

On May 15, 2025, the Company entered into a Purchase and Sale Agreement with Blue Ridge Digital Mining, LLC to acquire 60 Antbox containers for a total contractual consideration of $2,332,000, payable in 24 equal monthly installments of approximately $97,167, beginning August 15, 2025 and ending July 15, 2027.

This transaction has been accounted for as an asset acquisition under common control in accordance with ASC 805-50, as both the Company and the seller are ultimately controlled by VCV Digital Infrastructure Holdings LLC. The Antboxes were delivered and accepted during the second quarter of 2025 and have been capitalized under equipment within property and equipment.

Future minimum payments as of March 31, 2026 related to this asset acquisition are as follows:

Future Minimum Payments
2026	$874,500
2027	680,167
Total future minimum payments	$1,554,667

As of March 31, 2026, eight installment payments of $97,167 each have been made.

The total remaining consideration payable of $1,554,667 as of March 31, 2026 is classified as follows in the condensed consolidated balance sheets:

March 31, 2026
Current liabilities	$1,166,001
Non-current liabilities	388,666
Total undiscounted cash flows	$1,554,667

Asset held for sale

As of December 31, 2024, the Company had nine mining containers classified as held for sale. These containers were measured at the lower of their carrying amount or fair value less costs to sell, in accordance with ASC 360-10, Property, Plant and Equipment – Overall.

During the first quarter of 2025, the Company sold the remaining nine mining containers for total proceeds of $132,000, resulting in a gain of $67,714 recorded in other income in the accompanying condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company had no mining containers classified as held for sale.

4.	BUSINESS COMBINATION AND CONTROL OBTAINED BY A RELATED PARTY

On March 16, 2026 (the “Closing Date”), BlockchAIn consummated the business combination (the “Business Combination”) pursuant to the BCA.

Upon closing of the Business Combination, Signing Day Sports and One Blockchain became wholly owned subsidiaries of the Company, and the Company’s common stock commenced trading on the NYSE American under the ticker symbol “AIB” on March 17, 2026.

Merger Consideration

As a result of the One Blockchain Merger, the membership interests of One Blockchain (“One Blockchain membership interests”) outstanding prior to the One Blockchain Merger were automatically cancelled, in exchange for the right of the holders thereof to receive the number of shares of common stock of the Company (“BlockchAIn common shares”) equal to (a) the product of (i) the number of fully-diluted shares of Signing Day Sports common stock outstanding immediately prior to the effective time of the Business Combination, not including certain out-of-the-money derivative securities (“SGN Outstanding Shares”), multiplied by (ii) 1/0.085, and multiplied by (iii) the Exchange Ratio, minus (b) the product of (i) the SGN Outstanding Shares multiplied by (ii) the Exchange Ratio (the “One Blockchain Merger Consideration”).

In connection with the Business Combination, Signing Day Sports stockholders received 3,215,576 BlockchAIn common shares and the securityholders of One Blockchain received 33,225,888 BlockchAIn common shares.

Earnout Shares

The BCA provides for the issuance of earnout shares (the “Earnout Shares”) to the members, as of immediately prior to the Closing, of One Blockchain (collectively, the “One Blockchain Securityholders”), consisting of BlockchAIn common shares, if the 2026 EBITDA equals or exceeds $25 million. The Earnout Shares will equal 11.628% of the One Blockchain Merger Consideration. One Blockchain Securityholders may receive up to 3,863,460 additional BlockchAIn common shares, respectively, if the Earnout Shares are issued. If the conditions for the issuance of the Earnout Shares are met, the Earnout Shares will be issued within ten calendar days following the date on which BlockchAIn files its annual report for its 2026 fiscal year with the SEC. Earnout shares were excluded from purchase consideration since the likelihood of meeting earnout was deemed remote at the measurement date.

Advisory Shares

BlockchAIn issued to Maxim Group LLC (“Maxim Group”), as the financial advisor to One Blockchain (as the agreed consideration for advisory services provided to One Blockchain) and the designee of Maxim Partners LLC (“Maxim Partners”), at the Closing 1,204,669 BlockchAIn common shares equal to 3.5% of the total transaction enterprise value, in accordance with the obligations of One Blockchain under the Advisory Agreement. This is reflected in administrative expenses in the amount of $650,642 for the current period. At such time the Earnout Shares, if any, are issued, a number of BlockchAIn common shares equal to 3.5% of the Earnout Shares will be issued at such time. Maxim Group may receive up to 140,126 additional BlockchAIn common shares if the Earnout Shares are issued. The number of BlockchAIn common shares issued to Maxim Group at the Closing, and if applicable, in connection with the Earnout Shares, will reduce only the equity ownership otherwise allocable to the holders of One Blockchain membership interests.

Consulting agreements

Included in the purchase consideration is $1,763,000 as compensation for services related to Executive Consulting Agreements, dated March 12, 2026 with certain former executive officers of Signing Day Sports. Of this amount, $100,000 was reserved and is in an interest-bearing escrow account to pay Outstanding Liabilities (as defined in the Executive Consulting Agreements) of Signing Day Sports, with any remaining portion to be paid back within 90 days, subject to any clawback or repayment obligation as set forth in the agreements. This $100,000 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Signing Day Sports advance of funds

As a closing condition of the Business Combination, Signing Day Sports agreed to send BlockchAIn $1,330,000 in advance of the close to reimburse transaction expenses that BlockchAIn incurred (inclusive of the $100,000 escrow from the consultant agreements noted above). Under ASC 805, an advance of funds from the accounting acquiree (Signing Day Sports) to the accounting acquirer (BlockchAIn) to reimburse transaction costs, where repayment is not expected, is viewed as a separate transaction from the business combination. Accordingly, the $1,330,000 effectively reduces the purchase consideration transferred and is excluded from the net identifiable assets acquired, rather than being recognized as an acquired asset of BlockchAIn at closing. This $1,330,000 was reflected as a credit to professional fees in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Accounting treatment

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this accounting treatment, One Blockchain was determined to be the accounting predecessor and accounting acquirer, and Signing Day Sports was treated as the acquired entity for accounting purposes.

The Company performed an assessment, as defined under ASC 805, Business Combinations, and concluded that the acquisition of Signing Day Sports is an acquisition of a business. The Company is still determining the purchase price allocation and as such is not presenting the excess of the consideration transferred over the net of the acquisition-date fair value of the identifiable assets acquired and the liabilities assumed as goodwill. Instead, this amount is included as intangible assets as of March 31, 2026. Since the allocation is still in progress, the intangible amount has not been amortized.

The preliminary purchase price allocation for Signing Day Sports is as follows:

March 31, 2026
Number of shares outstanding owned by Signing Day Sports stockholders	34,266,832
Multiplied by the price per share of Signing Day Sports common stock	$0.5401
Preliminary purchase consideration based on Signing Day Sports shares outstanding	$18,507,516
Consulting agreements	1,763,000
Less: Signing Day Sports advance of funds	(1,330,000)
Total preliminary purchase price	$18,940,516

When accounting for a reverse merger, the consideration transferred is measured using the most reliably measured fair value. As a publicly traded company on the NYSE American, Signing Day Sports shares are more reliably measurable than BlockchAIn common shares or One Blockchain membership interests. On March 16, 2026, the date of the transaction, the sale price of the Signing Day Sports common stock on the NYSE American was $0.5401 per share. Accordingly, a stock price of $0.5401 per share was used in accounting for the acquisition.

The following table summarizes the total consideration exchanged for Signing Day Sports and the allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Share purchase consideration	$18,507,516
Consulting agreements	1,763,000
Signing Day Sports advance of funds	(1,330,000)
Fair value of total purchase consideration	$18,940,516

Assets
Cash	$253,214
Accounts receivable	9,546
Property and equipment	7,614
Other Assets	52,068
Liabilities
Accounts payable	(358,690)
Deferred revenue	(1,426)

Total fair value of net liabilities assumed	$(37,674)
Intangible assets	$18,978,190

Preliminary fair value of the net liabilities assumed was determined in the three-month period ended March 31, 2026. Any measurement period adjustments will be recorded, if any, during future periods.

The following table presents the preliminary purchase price allocation for the acquisition. Any future measurement period adjustments will be based upon information obtained about facts and circumstances that existed at the acquisition date.

Preliminary purchase price allocation
Assets acquired
Cash	$253,214
Accounts receivable	9,546
Property and equipment	7,614
Other Assets	52,068
Liabilities assumed
Accounts payable	(358,690)
Deferred revenue	(1,426)

Total fair value of net liabilities assumed	$(37,674)
Fair value of total purchase consideration	18,940,516
Add: Net liabilities assumed	37,674
Intangible assets	$18,978,190

The equity recapitalization resulting from the Business Combination is reflected as of the Closing Date, including the issuance of shares of the Company’s common stock in exchange for the outstanding equity interests of One Blockchain and Signing Day Sports. The results of operations of Signing Day Sports are included in the condensed consolidated financial statements of the Company from the Closing Date forward.

As of March 31, 2026 and December 31, 2025, there was goodwill of $4,851,136 reflected in the condensed consolidated balance sheets for goodwill recognized as the excess of the purchase price over the fair value of net identifiable assets per an agreement dated February 7, 2024, in which One Blockchain underwent a change in control following a step acquisition by VCV Digital Solutions LLC (“VCV Digital Solutions”), effective as of February 8, 2024.

5.	REVENUE

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received in advance of satisfying performance obligations. The Company recognizes such amounts as revenue when the related obligations are satisfied.

The following table summarizes the deferred revenue activity during the three months ended March 31, 2026 and year ended December 31, 2025:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance at the beginning of the year	$2,330,584	$1,666,580
Add: revenue deferred during the period	1,995,648	2,330,584
Less: Revenue recognized during the period	(2,329,158)	(1,666,580)
Balance at the end of the period	$1,997,074	$2,330,584

Current	$1,997,074	$2,330,584
Non-current	$-	$-

As of March 31, 2026 and December 31, 2025, the Company expects to realize substantially all the deferred revenue within 12 months and accordingly, these amounts are classified as current liabilities. There were no significant changes to contract terms, refund policies, or performance obligations during the periods presented. The Company did not have contract assets as of March 31, 2026 and December 31, 2025.

6.	LEASES

Ground Lease

The Company leases land under a ground lease agreement to support its data center facility. Lease payments are made in cash in accordance with the lease terms. The balance of the related ROU asset was $54,444 and $81,712 as of March 31, 2026 and December 31, 2025, respectively.

The lease agreement includes extension options, which may extend the lease beyond the original period. The Company has not included the potential impact of any additional extension options in the calculation of the lease term or related lease liability as of March 31, 2026 and December 31, 2025.

Office Lease

In November 2022, Signing Day Sports signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. Signing Day Sports amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023 and ends on August 3, 2026. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. This lease was assumed as part of the Business Combination. The balance of the related ROU asset was $28,067 as of March 31, 2026.

As of March 31, 2026, the weighted-average remaining lease term for both operating leases was 0.42 years and the weighted-average discount rate for operating leases was 2.14%.

During the three months ended March 31, 2026 the Company made cash payments towards both leases to reduce its operating lease liabilities of approximately $47,896 and $26,715 towards the ground lease during the three months ended March 31, 2025.

Future minimum non-cancelable lease commitments under this lease are as follows:

Future Minimum Payments
2026	$87,010
2027	-
2028	-
2029	-
2030	-
Thereafter	-
Total undiscounted cash flows	87,010
Less: Present value discount	(770)
Total lease obligations	$86,240

7.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly, hypothetical transaction between market participants at the measurement date, or exit price. ASC 820, Fair Value Measurement, which establishes three levels of inputs that are used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities.

●	Level 2: observable inputs other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the assets or liabilities.

●	Level 3: unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities, including indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.

8.	INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annualized effective income tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. The computation of the annualized estimated effective tax rate for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating results for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred income tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes.

For the three months ended March 31, 2026, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended March 31, 2026. The Company was a pass through entity for the three months ended March 31, 2025.

9.	EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless inclusion would be antidilutive.

In connection with the Business Combination completed on March 16, 2026, the Company issued shares of common stock in exchange for the outstanding equity interests of One Blockchain and Signing Day Sports. Earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Shares issued in connection with the business combination completed on March 16, 2026 are included in the weighted average shares outstanding retroactively for both periods presented.

For the three months ended March 31, 2026, diluted earnings per share equaled basic earnings per share, as the Company incurred a net loss and the inclusion of potentially dilutive securities would have been antidilutive.

	Three Months Ended March 31,
	2026	2025
Net (loss) income attributable to common stockholders	$(273,198)	$488,778

Basic and diluted net (loss) income per share	$(0.01)	$0.01
Weighted average shares outstanding – basic and diluted	37,646,133	37,646,133

10.	CAPITAL STRUCTURE / STOCKHOLDERS’ EQUITY

As of the transaction date, the Company’s capital structure is as follows. The total number of shares of all classes of capital stock that the Corporation is authorized to issue is 1,100,000,000 shares, each with a par value of $0.0001 per share, consisting of (a) 1,000,000,000 shares of common stock (“Common Stock”) and (b) 100,000,000 shares of preferred stock (“Preferred Stock”). The number of authorized shares of any class may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the Company’s stockholders.

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

As of March 31, 2026, 37,646,133 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. As of December 31, 2025, no shares of common stock or preferred stock were issued or outstanding.

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

11.	COMMITMENTS AND CONTINGENCIES

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

Letter of Credit

During 2022, a related party of the Company entered into a stand-by letter of credit (“LOC”) arrangement with its financial institution on behalf of the Company to provide $3,000,000 in funding for the benefit of the third party that the Company has its energy services contract with. In 2025, the LOC was reduced to $2,060,000. The LOC is automatically renewed annually and is secured by a certificate of deposit (“CD”), which also supports the Company’s surety bond obligations. As of the issuance date of these condensed consolidated financial statements, the LOC remains in effect.

Other litigations

The Company is involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademarks and other intellectual property, licensing, taxation, and employee relations. The Company believes at present that the resolution of currently pending matters will not, individually or in aggregate, have a material adverse effect on its condensed consolidated financial statements. However, the Company’s assessment of any current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by judges, juries, or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

In the normal course of business, the Company may enter into certain guarantees or other agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past and does not currently anticipate incurring any material indemnification payments.

12.	RELATED PARTY TRANSACTIONS

The Company reimburses one its related parties, Tiger Cloud LLC for management fees and administrative expenses incurred on behalf of the Company. Total fees under this arrangement were approximately $325,000 and $80,000 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company had a loan receivable of $1,083,460 which relates to funds loaned to VCV Digital Infrastructure Holdings to support its surety bond requirements. Specifically, One Blockchain provided funds for a commercial deposit (“CD”) in VCV Digital Solutions and to increase the LOC and surety bond. The loan is non-interest-bearing and is expected to be repaid based on contractual agreements between the parties. The Company considers the credit risk to be mitigated by the collateral value of the CD and the increased surety bond securing the loan. The Company evaluates the recoverability of loan receivables on an ongoing basis, considering factors such as the financial condition of the borrower and collateral value. As of March 31, 2026 and December 31, 2025, no allowance for credit losses has been recorded, as management believes the loan is fully recoverable.

As of March 31, 2026 and December 31, 2025, the Company had amounts due from related parties, net totaling $1,131,000 and $2,145,000, respectively, arising from operational activities. These amounts are expected to be settled in the normal course of business. As of March 31, 2026 related party receivables include $1,740,000 due from Tiger Cloud LLC partially offset by $609,000 due to VCV Digital Solutions LLC (“VCV Digital Solutions”). As of December 31, 2025, related party receivables include $1,640,000 due from Tiger Cloud LLC and $505,000 due from VCV Digital Solutions. These balances reflect transactions related to the Company’s ongoing business operations and financial arrangements with related entities.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that are based on current expectations, estimates, and assumptions and involve risks and uncertainties, including, but not limited to, our plans, objectives, expectations, and intentions. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Such statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

All dollar amounts referred to in this discussion and analysis are expressed in United States dollars, except where otherwise indicated. References in this section to “we,” “our,” “us,” “BlockchAIn,” and the “Company” generally refer to BlockchAIn Digital Infrastructure, Inc. and its consolidated subsidiaries, which include One Blockchain LLC, One Blockchain Nolan LLC (a wholly-owned subsidiary of One Blockchain LLC), and Signing Day Sports, Inc. (which became a wholly-owned subsidiary on March 16, 2026 in connection with the Business Combination described below).

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

Overview

BlockchAIn is engaged in data center operations, digital asset infrastructure services and providing hosting services for digital asset mining operators. The Company primarily operates a 40 megawatt (“MW”) data center facility in Spartanburg County, South Carolina, providing power infrastructure, hosting services, and equipment leasing to customers engaged in blockchain computing, artificial intelligence (“AI”), and high-performance data processing.

The Company’s core operations include hosting services and the leasing of space, power capacity and equipment within its data center facility to customers requiring computing power.

Industry Overview

The global data center industry has experienced sustained growth over the past decade as enterprises increasingly rely on digital infrastructure to support cloud computing, data-intensive applications, and the continued growth of internet traffic. Organizations are generating and processing significantly larger volumes of data while simultaneously adopting distributed IT architectures designed to improve scalability, performance and resiliency.

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

More recently, the rapid adoption of artificial intelligence, machine learning and other high-performance computing workloads has begun to materially increase demand for data center capacity capable of supporting high-density computing environments. These workloads require substantial power availability, advanced cooling systems and highly reliable infrastructure, which has increased the importance of purpose-built facilities designed to support higher power densities.

Management believes that several long-term industry trends — including enterprise digital transformation, the continued growth of cloud computing, increasing demand for interconnection between digital platforms, and the emergence of AI-driven workloads — are expected to continue driving demand for outsourced data center infrastructure. Management believes the Company’s operational capabilities and infrastructure position it to participate in the growing demand for data center capacity in its markets.

Expansion Opportunities

We continually evaluate opportunities to leverage our existing data center assets to support artificial intelligence, high-performance computing (“HPC”) and other emerging data-intensive computing workloads. Strategically, we will continue to look at attractive opportunities to grow our market share and selectively improve our footprint and offerings. Our expansion criteria depend on a number of factors, including but not limited to demand from new and existing customers, power availability and capacity, quality of design, access to networks, clouds and software partners, capacity availability in the current market location, the amount of incremental investment required, automation capabilities, developer talent pool, lead-time to break even on a free cash flow basis and in-place customers. Depending on the circumstances, these transactions may require additional capital expenditures funded by upfront cash payments or through long-term financing arrangements. Property expansion may take the form of purchases of real property, long-term leasing arrangements or acquisitions, and may be completed by us or with partners or potential customers in order to minimize cash outlay.

Growth Strategy

Our growth strategy focuses on transitioning from a primarily hosting-based model to expanding our owned and operated infrastructure and diversifying into HPC markets to enhance revenue generation and profitability.

Key Factors Affecting Our Financial Performance

Market Price of Digital Assets

Our customers who operate in our data center are heavily dependent on the spot price of bitcoin. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers, scarcity and market demand .

Our financial performance and continued growth depend in large part on our customers’ ability to mine for digital assets profitably and on our ability to attract customers for our digital asset hosted mining services. Increases in power costs or the inability of our customers to mine digital assets efficiently and to sell digital assets at favorable prices will reduce customer operating margins, may impact our ability to attract customers and could have a material adverse effect on our business, financial condition and results of operations. While historical trends suggest increasing adoption of digital assets and blockchain technology, historical trends are not indicative of future adoption, and adoption may slow, take longer to develop or never be broadly adopted.

Business Mix Shift to HPC

The planned growth of our HPC data center hosting operations, through increased investment in conversion of our existing sites to HPC capacity over the next several years, is expected to gradually reduce our overall exposure to volatility in the spot price of bitcoin as HPC begins to account for a larger percentage of our financial results. The HPC data center hosting business is generally characterized by long-term contracts with customers, providing more stable and predictable revenue and cash flows over each period.

Electricity Costs

Electricity cost is the largest operating cost for the hosting services provided to customers. The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Other events outside our control can also impact electricity costs and availability.

Our Competition and Customers

The success of our HPC hosting business depends on our ability to retain and develop opportunities with existing customers, secure additional infrastructure and attract new customers. Our business environment is constantly evolving, and we face significant competition in every aspect of our business, including the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to sites with reliable sources of high power, and evaluating new technology developments in the industry.

In hosting services we compete with other providers of high-power data center capacity, including major data center real estate investment trusts (“REITs”), data center developers, hyperscalers and bitcoin miners with capacity suitable for HPC hosting. This competition focuses primarily on the identification and acquisition of new, high-power sites, and includes competition for the capital required to build or modify existing sites to support HPC hosting. The modification of our existing data centers to accommodate HPC hosting also requires the procurement of critical equipment, technologies and skilled labor that are in high demand from other entities seeking to address the same market opportunity.

We believe that our operational high-power data center capacity, together with the experience, knowledge, capabilities and relationships of our development and operations team, position us to address the current strong demand for HPC capacity.

Recent Developments

Business Combination with Signing Day Sports, Inc.

On May 27, 2025, the Company entered into the BCA with Signing Day Sports, as amended on November 10, 2025 and as further amended on December 22, 2025.

Effective March 16, 2026 (the “transaction date”), the Company and SGN completed the business combination under the BCA. Following the closing, the Company is the parent entity of both SGN and One Blockchain LLC, and the Company commenced trading on the NYSE American on March 17, 2026 under the ticker symbol “AIB.”

The Business Combination was accounted for as a reverse merger. Refer to Note 4 for the impact of the BCA on the condensed consolidated financial statements.

Antbox Asset Acquisition

In May 2025, VCV Digital Infrastructure Holdings, a related party, entered into a purchase agreement to acquire 100% of the equity interest in Blue Ridge Digital Mining, making it a wholly-owned subsidiary. Concurrently with that transaction, the Company entered into a Purchase and Sale Agreement with Blue Ridge Digital Mining to acquire 60 Antbox containers for total contractual consideration of $2,332,000, payable in 24 equal monthly installments of $97,167 beginning August 15, 2025 and ending July 15, 2027. This transaction allowed the Company to restructure its tenancy composition and agreements to optimize profitability and to diffuse customer concentration credit risk by diversifying beyond a single anchor tenant. Management has concluded that the transaction qualifies as an asset acquisition under U.S. GAAP, as substantially all of the fair value is concentrated in a group of similar tangible assets (Antbox containers) based on valuations determined using the cost approach.

Asset Optimization and Container Sales

During the first quarter of 2025, the Company completed the sale of all remaining modular mining containers. These assets had previously been classified as held for sale, and their disposition reflected the Company’s focus on streamlining operations and reallocating resources toward core infrastructure.

Utility Cost Management and True-Up Adjustments

The Company procures electricity through a local utility provider and is subject to an annual true-up process that reconciles estimated energy costs with actual consumption and final rates. Management must estimate the true-up accrual at each reporting period, which directly impacts cost of revenues. This estimate involves significant judgment, particularly in forecasting usage patterns, rate changes, and timing of adjustments. The annual true-up credit or charge is typically invoiced in Q3 of the following year.

The true-up expense was $262,906 for the three months ended March 31, 2026 and a reduction in expense of $291,717 for the three months ended March 31, 2025. The true-up estimated cost accrual was $734,325 as of March 31, 2026 which is comprised of $471,329 related to the estimated true-up as of December 31, 2025 and the estimated true-up of $262,906 recorded as of March 31, 2026. Since the true-up credit or charge had not yet been received, there had not yet been an actual true-up credit adjustment or charge for the three months ended March 31, 2026 or 2025. Other costs included in cost of revenues include fees for network services and water fees.

Results of Operations

Three Months Ended March 31, 2026 and 2025

Revenues

Revenue for the three months ended March 31, 2026 was $4.9 million, an increase of $0.4 million, or 9%, from $4.5 million for the three months ended March 31, 2025. The increase reflects a change in the customer mix following the Company’s diversification beyond a single anchor tenant, partially offset by capped energy usage and curtailment credits arising from standstill arrangements with the Company’s primary historical customer, Blue Ridge Digital Mining, which reduced billable usage of the Company’s services.

Costs and Operating Expenses

	Three Months Ended March 31,
	2026	2025	Change
Cost of revenues	$4,343,442	$3,273,322	$1,070,120
Gross profit	569,759	1,226,319	(656,560)
Gross Margin	12%	27%

Cost of revenue and gross margin. The largest components of our cost of revenues are utility-related expenses, including electricity, bandwidth access and other infrastructure costs. Cost of revenues totaled $4.3 million for the three months ended March 31, 2026, an increase of $1.0 million, or 30%, compared to $3.3 million for the three months ended March 31, 2025.

Gross profit declined to $0.6 million for the three months ended March 31, 2026, compared to $1.2 million for the same period in 2025, a decrease of approximately $0.6 million. Gross margin decreased to approximately 12% for the three months ended March 31, 2026 from approximately 27% for the same period in 2025. Fluctuations in gross profit are largely affected by two principal factors:

1.	Pricing. The average effective billing rate can fluctuate due to competitive pricing adjustments in alignment with contract provisions, bitcoin prices, and the evolving mix of customer contracts. However, the average effective billing rate per kWh remained relatively consistent period over period from approximately $0.063 in Q1 2025 to approximately $0.064 in Q1 2026.

2.	Energy costs. While the average effective billing rate remained relatively consistent, the Company’s average per-kWh energy procurement cost increased from approximately $0.046 in Q1 2025 to approximately $0.056 in Q1 2026 under the terms of the Company’s existing energy supply agreement.

The decrease in gross profit was primarily attributable to increased energy costs, which were not able to be passed through to customers. The decrease in gross profit was partially offset by a modest year-over-year increase in billable energy volume. Total energy volume billed to customers increased to approximately 77 GWh for the three months ended March 31, 2026 from approximately 72 GWh for the three months ended March 31, 2025.

Operating expenses. Total costs and operating expenses were $5.2 million for the three months ended March 31, 2026, or 106% of total revenues, compared to $4.1 million, or 91% of total revenues, for the three months ended March 31, 2025. The increase of $1.1 million, or 27%, was primarily attributable to a $1.0 million increase in cost of revenues reflecting higher per-kWh energy costs and slightly higher billable volume.

Operating (Loss) / Income

Operating loss was $0.3 million for the three months ended March 31, 2026, compared to operating income of $0.4 million for the three months ended March 31, 2025, a swing of approximately $0.7 million. The change was primarily driven by the gross-margin compression discussed above.

Other Income

There was a small amount of other income for the three months ended March 31, 2026 consisting of interest income, compared to other income of $0.1 million for the three months ended March 31, 2025 primarily attributable to the gain on disposal of assets held for sale recognized during the three months ended March 31, 2025.

Net (Loss) / Income

Net loss was $0.3 million for the three months ended March 31, 2026, compared to net income of $0.5 million for the three months ended March 31, 2025, a swing of approximately $0.8 million from net income to net loss, driven by the items discussed above.

Adjusted EBITDA

Adjusted EBITDA is a key factor in how we assess the operating performance of our data center and develop our growth strategies and expansion decisions. We define Adjusted EBITDA as net income or loss excluding income tax expense, interest income, interest expense, other income and expense items, gain or loss on asset sales, depreciation, amortization and transaction costs, as presented below:

	Three Months Ended March 31,		Change
	2026	2025	$
NET (LOSS)/INCOME	$(273,198)	$488,778	$(761,976)
Add/(Deduct):
Other (income) expense	(4,128)	5,360	(9,488)
Depreciation and amortization	250,101	163,172	86,929
Transaction costs	1,204,573	216,011	988,562
Reimbursement of transaction costs	(1,330,000)	-	(1,330,000)
(Gain) loss on asset sales	-	(67,714)	67,714
ADJUSTED EBITDA	$(152,652)	$805,607	$(958,259)

Adjusted EBITDA for the three months ended March 31, 2026 was a loss of $0.2 million, a decrease of $1.0 million, or 119%, from Adjusted EBITDA of $0.8 million for the three months ended March 31, 2025.

Non-GAAP Financial Measures

Non-GAAP financial measures are not a substitute for financial information prepared in accordance with U.S. GAAP. Non-GAAP financial measures should not be considered in isolation, but should be considered together with the most directly comparable GAAP financial measures and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures. We have presented Adjusted EBITDA to provide investors with an additional tool to evaluate our results of operations in a manner that focuses on what management believes to be our core, ongoing business operations. We believe the inclusion of this non-GAAP financial measure allows for meaningful comparisons between the Company’s core business operating results and those of other companies and provides the Company with an important tool for financial and operating decision-making and for evaluating its core business operating results over different periods of time.

Investors should note that the non-GAAP financial measure used by us may not be the same, or calculated in the same manner, as similarly titled measures of other companies. Investors should therefore exercise caution when comparing our non-GAAP financial measures to similarly titled measures of other companies.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income or any other measure of performance derived in accordance with GAAP. Although management utilizes and presents Adjusted EBITDA, we do so only supplementally and do not consider it a substitute for, or superior to, the information provided by GAAP financial results. Adjusted EBITDA is not meant to be considered in isolation and should be read in conjunction with the consolidated financial statements.

We exclude depreciation and amortization from Adjusted EBITDA because they do not reflect our current or future cash spending levels to support our business and are based on the estimated useful lives of our data center assets, which estimates may vary from actual performance. We also exclude gain or loss on asset sales as it represents profit or loss not meaningful in evaluating current or future operating performance. Additionally, we exclude transaction costs and reimbursement transaction costs, which relate to costs incurred in connection with business combinations and the transaction with Signing Day Sports, including advisory, legal, accounting, valuation and other professional or consulting fees, to enhance comparability of our financial results with our historical operations. The frequency and amount of such charges vary significantly based on the size and timing of the transactions. Future transaction costs will depend on the Company executing additional transactions, which cannot be anticipated or estimated.

Liquidity and Capital Resources

The Company manages its liquidity through a combination of operating cash flows and related-party financing arrangements. The Company also maintains flexibility through related-party arrangements, including a non-interest-bearing loan receivable from VCV Digital and a standby letter of credit secured by a related party to support energy procurement obligations. Prior to the Business Combination with Signing Day Sports, Inc. on March 16, 2026, the Company also managed liquidity through member contributions; following the closing of the Business Combination, the Company has access to the public capital markets as a NYSE American-listed registrant.

Management believes that the combination of expected operating cash flows, available related-party support, and access to capital markets will be adequate to meet the Company’s obligations and planned expenditures for the foreseeable future.

Cash Flows:

Comparison of Cash Flows for the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
Cash, beginning of year	$15,265	$131,107
Net cash provided by (used in):
Operating activities	1,274,733	410,870
Investing activities	253,214	132,000
Financing activities	(291,500)	(447,915)
Cash, end of the period	$1,251,712	$226,062

Cash was $1.3 million as of March 31, 2026, compared to $0.2 million as of March 31, 2025, an increase of approximately $1.1 million. The increase reflected the net impact of the following cash flow activities:

Operating activities. Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $0.4 million for the three months ended March 31, 2025, an increase of $0.9 million. The majority of cash provided by operating activities was due to a decrease in accounts receivable of $1.0 million. Although the Company recorded a net loss of $0.3 million in the current period compared to net income of $0.5 million in the prior-year period, operating cash flow also benefited from approximately $0.7 million of non-cash consulting and advisory share consideration recorded in connection with the Business Combination.

Investing activities. There was $0.3 million in cash provided by investing activities for the three months ended March 31, 2026, compared to net cash provided by investing activities of $0.1 million for the three months ended March 31, 2025. Cash provided in the current period is due to the cash acquired in reverse merger. The prior period reflected $0.1 million of proceeds from the sale of assets previously classified as held for sale; there were no material investing transactions during the current period.

Financing activities. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $0.4 million for the three months ended March 31, 2025. The current period reflected $0.3 million of repayments of consideration payable. The prior-year period reflected $0.7 million of distributions, partially offset by $0.3 million of contributions.

Related-Party Transactions

We engage in various transactions with related parties in the ordinary course of business. During the reporting periods, the Company reimbursed an affiliate for administrative and operational expenses incurred on its behalf. The Company also maintained a loan receivable from VCV Digital, used to support surety bond and letter of credit requirements. The loan is non-interest-bearing and is considered fully collectible based on the collateral structure and the financial condition of the borrower.

The Company also has receivables from and payables to other affiliated entities arising from operational activities. These balances are expected to be settled in the ordinary course of business.

Management monitors related-party balances and transactions to ensure transparency and compliance with applicable accounting standards. All related-party transactions are disclosed in the condensed consolidated financial statements and are reviewed periodically for appropriateness and collectability.

Recently Issued and Proposed Accounting Pronouncements

For information on new accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2 – “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Critical Accounting Estimates

We describe our most significant accounting policies in Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements. We have identified the policies below as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters, and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates on an ongoing basis and update them as appropriate based on changing conditions.

Utility True-Up Adjustment

The Company procures electricity through a local utility provider and is subject to an annual true-up process that reconciles estimated energy costs with actual consumption and final rates. Management must estimate the true-up accrual at each reporting period, which directly impacts cost of revenues. This estimate involves significant judgment, particularly in forecasting usage patterns, rate changes and the timing of adjustments.

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. We may elect to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the new or revised standard at the time private companies adopt it, until such time that we either irrevocably elect to opt out of the extended transition period or no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of CEO compensation to median employee compensation. We will continue to remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to two material weaknesses that have been identified by management. Specifically, it was determined that we had inadequate segregation of duties within accounting processes due to limited personnel and we had insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Following the completion of the Business Combination in March 2026, management has begun to address these issues.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.

	By:	/s/ Jerry Tang
		Name:	Jerry Tang
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jolienne Halisky
		Name:	Jolienne Halisky
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)