Form 10-Q
period 2026-06-30
AIB Data Centers Inc.
filed 2026-08-13
CIK 2070542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-43194

AIB Data Centers Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-2631241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, Ste. 1010, New York, NY 10036
(Address of principal executive offices, including zip code)

(646) 493-2993
(Registrant’s telephone number, including area code)

BLOCKCHAIN DIGITAL INFRASTRUCTURE, INC.
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

As of August 13, 2026, there were 75,979,466 shares of common stock outstanding.

AIB DATA CENTERS INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AIB Data Centers Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$52,784,510	$15,265
Accounts receivable	740,224	7,720
Due from related party, net (Note 11)	1,698,329	2,144,506
Loan receivable - related party (Note 11)	1,083,460	1,083,460
Prepaid expenses and other current assets (Note 11)	1,401,828	218,698
Total current assets	57,708,351	3,469,649

Property and equipment, net (Note 3)	8,771,622	8,865,019
Goodwill (Note 4)	23,874,326	4,851,136
Operating lease right-of-use asset (Note 6)	27,268	81,712
Other assets	26,200	-
Total assets	$90,407,767	$17,267,516

Liabilities and stockholders’ equity:

Current liabilities:
Accounts payable and accrued expenses	$2,635,633	$3,304,012
Contract liabilities (Note 5)	-	2,330,584
Consideration payable, current portion (Note 3)	1,166,001	1,166,001
Operating lease liability, current portion (Note 6)	27,269	81,712
Other current liabilities	3,814,852	1,845,760
Total current liabilities	7,643,755	8,728,069

Consideration payable, net of current portion (Note 3)	97,167	680,166
Total liabilities	7,740,922	9,408,235

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025 (Note 9)	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 75,979,466 shares issued and outstanding as of June 30, 2026; no shares issued and outstanding as of December 31, 2025 (Note 9)	7,599	-
Additional paid in capital	86,413,677	-
(Accumulated deficit) retained earnings	(3,754,431)	7,859,281
Total stockholders’ equity	82,666,845	7,859,281
Total liabilities and stockholders’ equity	$90,407,767	$17,267,516

The accompanying notes are an integral part of these condensed consolidated interim financial statements

AIB Data Centers Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (Note 5)	$2,915,460	$4,744,627	$7,828,661	$9,244,269

Costs and operating expenses:
Cost of revenues	3,432,555	4,196,007	7,775,997	7,469,329
Depreciation and amortization (Note 3)	250,910	193,809	501,011	356,981
Selling, general and administrative expenses	2,710,592	896,623	3,307,576	1,533,346
Advertising expense	101,406	-	101,406	-
Total costs and operating expenses	6,495,463	5,286,439	11,685,990	9,359,656

Loss from operations	(3,580,003)	(541,812)	(3,857,329)	(115,387)

Other income (expense)
Gain on disposal of assets held for sale (Note 3)	-	-	-	67,714
Other income (expense)	98,770	-	102,898	(5,360)
Total other income	98,770	-	102,898	62,354
Net loss attributable to common stockholders	$(3,481,233)	$(541,812)	$(3,754,431)	$(53,033)
Basic and diluted loss per share	$(0.07)	$(0.01)	$(0.09)	$(0.00)
Basic and diluted weighted average number of shares outstanding	46,840,272	37,646,133	42,268,601	37,646,133

The accompanying notes are an integral part of these condensed consolidated interim financial statements

AIB Data Centers Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Deficit)	Equity
Balance at December 31, 2024	-	-	-	-	$-	$10,696,858	$10,696,858
Contributions	-	-	-	-	-	296,085	296,085
Distributions	-	-	-	-	-	(744,000)	(744,000)
Net income	-	-	-	-	-	488,778	488,778
Balance at March 31, 2025	-	$-	-	$-	$-	$10,737,721	$10,737,721
Contributions	-	-	-	-	-	878,000	878,000
Distributions	-	-	-	-	-	(698,600)	(698,600)
Net loss	-	-	-	-	-	(541,812)	(541,812)
Balance at June 30, 2025	-	$-	-	$-	$-	$10,375,309	$10,375,309

Balance at December 31, 2025 (pre-Business Combination)	-	-	-	-	-	$7,859,281	$7,859,281
Recapitalization: One Blockchain members’ equity into AIB common stock	-	-	33,225,888	3,323	7,855,958	(7,859,281)	-
Shares issued to SGN stockholders	-	-	3,215,576	322	18,940,194	-	18,940,516
Maxim Group advisory shares	-	-	1,204,669	120	650,522	-	650,642
Net loss	-	-	-	-	-	(273,198)	(273,198)
Balance at March 31, 2026	-	$-	37,646,133	$3,765	$27,446,674	$(273,198)	$27,177,241
Issuance of common stock in public offering, net	-	-	38,333,333	3,834	58,967,003	-	58,970,837
Net loss	-	-	-	-	-	(3,481,233)	(3,481,233)
Balance at June 30, 2026	-	$-	75,979,466	$7,599	$86,413,677	$(3,754,431)	$82,666,845

The accompanying notes are an integral part of these condensed consolidated interim financial statements

AIB Data Centers Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:

Net loss	$(3,754,431)	$(53,033)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	501,011	356,981
Gain on disposal of assets held for sale (Note 3)	-	(67,714)
Non-cash advisory shares (Note 4)	650,642	-
Changes in operating assets and liabilities:
Accounts receivable	(276,781)	(525,627)
Prepaid expenses and other current assets	42,738	36,920
Operating lease right of use asset	54,444	-
Accounts payable and accrued expenses	(1,472,069)	654,086
Contract liabilities	(2,332,010)	(1,638,517)
Lease liability	(54,443)	-
Other current liabilities	1,969,092	247,623
Net cash used in operating activities	(4,671,807)	(989,281)

Cash flows from investing activities:

Cash acquired in reverse merger (Note 4)	253,214	-
Payment of land deposit (Note 11)	(1,200,000)	-
Proceeds from sale of assets held for sale (Note 3)	-	132,000
Proceeds from loan receivable - related party	-	996,146
Net cash (used in) / provided by investing activities	(946,786)	1,128,146

Cash flows from financing activities:

Contributions	-	1,174,085
Distributions	-	(1,442,600)
Proceeds from public offering, net (Note 9)	58,970,837	-
Repayments of consideration payable	(582,999)	-
Net cash provided by / (used in) financing activities	58,387,838	(268,515)

Net increase (decrease) in cash and cash equivalents	52,769,245	(129,650)

Cash and cash equivalents, beginning of period	15,265	131,107

Cash and cash equivalents, end of period	$52,784,510	$1,457

Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to construction in progress included in accounts payable and accrued expenses	$400,000	$-
Acquisition of property and equipment through deferred payment arrangement	$-	$2,332,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements

AIB DATA CENTERS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

AIB Data Centers Inc. (formerly known as BlockchAIn Digital Infrastructure, Inc.) (the “Company” or “AIB” or “we”) is a Delaware corporation formed as a holding company. On June 25, 2026, the Company changed its corporate name from BlockchAIn Digital Infrastructure, Inc. to AIB Data Centers Inc. The Company’s common stock continues to trade on the NYSE American under the ticker symbol “AIB.” The name change did not affect the Company’s capital structure, operations, management, or legal organization. The Company operates through its wholly owned subsidiary, One Blockchain LLC (“One Blockchain” or “OBC”), which is engaged in data center operations and digital asset infrastructure services. One Blockchain primarily operates a high-performance computing facility in Spartanburg County, South Carolina, providing power infrastructure, hosting services, and equipment leasing to customers engaged in blockchain computing, artificial intelligence (“AI”), and high-performance data processing.

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

Effective March 16, 2026 (the “transaction date”), the Company and SGN announced the successful completion of the business combination under the previously announced BCA. Under the BCA the Company is now the parent entity of both SGN and One Blockchain. The Company commenced trading on NYSE American on March 17, 2026, under the ticker symbol “AIB”. For additional details regarding the acquisition and the fair value measurements, refer to Note 4 - Business Combination and Control Obtained by a Related Party. See also Note 10 - Commitments and Contingencies.

On September 5, 2025, One Blockchain formed a wholly owned subsidiary, One Blockchain Nolan LLC, to support the expansion of its operations into the Texas market. The One Blockchain Nolan LLC subsidiary is now a sub-subsidiary (wholly owned by One Blockchain, which is wholly owned by AIB). The sub-subsidiary is expected to facilitate the development of new data center infrastructure.

On June 23, 2026, the Company formed AIB CLT1 LLC, a Delaware limited liability company and wholly-owned subsidiary of AIB Data Centers Inc., to serve as the special-purpose project entity for the development, ownership and operation of the Company’s approximately 65 MW AI/HPC data center campus (the “CLT-01 Campus”). AIB CLT1 LLC is expected to hold the project-level real property interests, ground lease, material customer, construction, equipment procurement and vendor contracts, and project-level financings relating to the CLT-01 Campus. The financial position and results of operations of AIB CLT1 LLC are consolidated in the Company’s condensed consolidated financial statements from the date of formation.

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

The Company estimates an allowance for credit losses based on a lifetime loss methodology in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”). This allowance reflects the Company’s estimate of the net amount expected to be collected from its customers. The Company analyzes current economic conditions, customer creditworthiness, historical loss rates, and specific customer concentrations. A specific reserve is established for individual accounts where collection is deemed doubtful due to the customer’s financial condition or insolvency. Account balances are written off against the allowance after all means of collection have been exhausted and management determines the potential for recovery is remote. To mitigate credit risk, the Company generally requires security deposits for power consumption and, in certain cases, retains a security interest in the customer’s computer equipment located within the Company’s data center facilities until payment obligations are met. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses.

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

Concentration of Credit Risk

Financial instruments may expose the Company to concentrations of credit risk, and consist of cash and cash equivalents, accounts receivable, and loan receivable – related party. The carrying value of all these financial instruments approximates fair value.

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

As of June 30, 2026, a significant portion of the Company’s cash and cash equivalents was held in institutional money market funds and deposit accounts following the completion of its June 2026 public offering. Management believes credit risk associated with these balances is limited due to the high credit quality and liquidity of the underlying investments and financial institutions.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States. Substantially all of the Company’s revenues for the three and six months ended June 30, 2026 were derived from two customers. For the three and six months ended June 30, 2025, 91% and 92% of the Company’s revenues were derived from a single customer, Blue Ridge Digital Mining LLC (Blue Ridge). Blue Ridge provides services to multiple subtenants, resulting in indirect diversification of the revenue stream. Approximately 50% of this revenue concentration is derived from a subcontract between Blue Ridge and a separate unrelated customer.

Approximately 99% of the Company’s cost of revenues for the three and six months ended June 30, 2026 were from one energy provider. Approximately 92% and 99% of the Company’s cost of revenues for the three and six months ended June 30, 2025 were from one energy provider. Approximately 67% and 57% of the Company’s accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025, respectively, were due to this energy provider.

As of June 30, 2026 and December 31, 2025, the Company had a loan receivable of $1,083,460 from VCV Digital Infrastructure Holdings LLC (a related party of the Company), which the Company believes is fully collectible. This balance is presented in loan receivable – related party on the Company’s condensed consolidated balance sheets. See Note 11 – Related Party Transactions for additional information.

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

The estimated true-up accrual was $151,247 and $545,260 as of June 30, 2026 and 2025, respectively, and is recorded in accounts payable and accrued expenses. The 2025 actual true-up charge was received during the quarter for $933,620 and is recorded in accounts payable and accrued expenses. Of the $933,620 actual true-up charge, $101,132 was related to interest. Other costs included in cost of revenues include fees for network services and water fees.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less when purchased. The Company considers money market funds to be cash equivalents due to their short-term nature and high liquidity. As of June 30, 2026, substantially all cash and cash equivalents were held in bank deposit accounts and money market accounts following the June 2026 public offering. Interest income earned on money market accounts is recorded in other income in the accompanying condensed consolidated statements of operations.

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

The Company reviews its property and equipment for impairment, together with lease right-of-use assets, at the asset group level; the lowest level at which the asset group generates identifiable cash flows. We reassess whether a change to an asset group is necessary when we experience a significant change in our operations or in the way we utilize long-lived assets that causes a change to the interdependency of cash flows. We review an asset group for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, such as a significant decrease in market price of an asset, a significant adverse change in the extent or manner in which an asset or an asset group is being used or its physical condition, a significant adverse change in legal factors or business climate that could affect the value of an asset or an asset group, or a continuous deterioration of our financial condition. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which its carrying amount exceeds its fair value. No impairment charges were recorded during the six months ended June 30, 2026 and 2025.

Goodwill

Goodwill represents the excess purchase consideration of an acquired business over the fair value of its net tangible and identifiable intangible assets. Goodwill is not amortized and is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

No goodwill impairment charges were recognized during the six months ended June 30, 2026 or 2025. See Note 4 – Business Combination and Control Obtained by a Related Party.

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

As described above, we perform a review at least annually of all long-lived assets, including ROU assets, at the asset group level for impairment by assessing events or changes in circumstances that indicate the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which its carrying amount exceeds its fair value. No impairment charges were recorded during the six months ended June 30, 2026 and 2025. See Note 6 – Leases for additional information.

Fair Value of Financial Instruments

The carrying values of cash represents fair value. Included within cash and cash equivalents are investments in money market funds that are measured at fair value using quoted market prices in active markets and are therefore classified as Level 1 assets within the fair value hierarchy. The carrying values of accounts receivable, accrued revenues, accounts payable, and accrued expenses approximate their fair values primarily due to the short-term maturity of the related instruments. The fair value of loan receivable is estimated by discounting the contractual cash flows, using indicative pricing from third parties for similar instruments and asset-specific yield adjustments for elements such as credit risk.

Stockholders’ Equity

As of June 30, 2026, the Company was authorized to issue 1,100,000,000 shares consisting of: (i) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (ii) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, 75,979,466 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. As of December 31, 2025, no shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Warrants

The Company accounts for representative warrants issued in connection with capital raising transactions in accordance with ASC 718, Compensation-Stock Compensation, when such warrants are issued to nonemployees in exchange for underwriting, placement agent or similar capital raising services.

Representative warrants are evaluated upon issuance to determine whether liability or equity classification is appropriate under ASC 718, ASC 480 and ASC 815-40. Warrants that meet the criteria for equity classification are measured at grant-date fair value and recorded within additional paid-in capital. Because these warrants are issued in connection with equity financing transactions, the grant-date fair value is recognized as an equity issuance cost rather than compensation expense.

Equity-classified representative warrants are not subsequently remeasured unless modified. Cash proceeds received upon exercise are recorded within stockholders’ equity.

As of June 30, 2026, all warrants outstanding were classified as equity instruments and were recorded within additional paid-in capital. No warrant liabilities were recorded as of June 30, 2026 or December 31, 2025.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted-average number of shares outstanding for the dilutive effect of potential common shares, such as stock options and warrants, using the treasury stock method. In periods of net loss, diluted loss per share equals basic loss per share, as the inclusion of potential common shares would be anti-dilutive. For periods presented following the Business Combination, earnings (loss) per share is calculated based on the weighted-average number of shares of common stock outstanding during the applicable reporting period. For periods prior to the Business Combination, the historical equity interests of One Blockchain are presented on a retroactive basis reflecting the exchange ratio established in the Business Combination.

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

No interest or penalties were recognized for the six months ended June 30, 2026 and 2025.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising expense is presented separately within operating expenses in the accompanying condensed consolidated statements of operations. Advertising expense was approximately $0.1 million for the three and six months ended June 30, 2026. There was no advertising expense for the three and six months ended June 30, 2025, respectively.

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

ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In March 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance for determining the accounting acquirer when a business combination involves a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its condensed consolidated financial statements and related disclosures.

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Compute equipment	$172,589	$172,589
Infrastructure Equipment	5,787,460	5,787,460
Leasehold improvements	2,867,776	2,846,345
Transformers	1,554,533	1,554,533
Construction in progress	400,000	-
	10,782,358	10,360,927
Less: Accumulated depreciation	(2,010,736)	(1,495,908)
Total	$8,771,622	$8,865,019

During the six months ended June 30, 2026, the Company incurred approximately $400,000 of capital expenditures that remained unpaid as of June 30, 2026 and were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Accordingly, these amounts were excluded from capital expenditures presented in investing activities in the accompanying condensed consolidated statement of cash flows.

Depreciation expense was $250,910 and $501,011 for the three and six months ended June 30, 2026 and $193,809 and $356,981 for the three and six months ended June 30, 2025, respectively.

On June 5, 2026, the Company de-energized substantially all of its bitcoin mining hosting operations following a decline in the price of bitcoin that rendered the Company’s hosting activities uneconomic at prevailing market conditions. The de-energization coincided with the Company’s strategic transition toward AI and HPC infrastructure development. The site remained de-energized as of June 30, 2026 and as of the date of this report the Company has not resumed hosting operations at the site. As of June 30, 2026, the Company had not committed to a formal plan of abandonment, retirement or asset disposal with respect to the current site, and no asset impairment, asset retirement obligation, restructuring liability or held-for-sale classification has been recorded in connection with the transition as of June 30, 2026.

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

Future minimum payments as of June 30, 2026 related to this asset acquisition are as follows:

Future Minimum Payments
2026	$583,000
2027	680,168
Total future minimum payments	$1,263,168

As of June 30, 2026, eleven installment payments of $97,167 each have been made.

The total remaining consideration payable of $1,263,168 as of June 30, 2026 is classified as follows in the condensed consolidated balance sheets:

June 30, 2026
Current liabilities	$1,166,001
Non-current liabilities	97,167
Total undiscounted cash flows	$1,263,168

Asset held for sale

As of December 31, 2024, the Company had nine mining containers classified as held for sale. These containers were measured at the lower of their carrying amount or fair value less costs to sell, in accordance with ASC 360-10, Property, Plant and Equipment – Overall.

During the first quarter of 2025, the Company sold the remaining nine mining containers for total proceeds of $132,000, resulting in a gain of $67,714 recorded in other income in the accompanying condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had no mining containers classified as held for sale.

4.	BUSINESS COMBINATION AND CONTROL OBTAINED BY A RELATED PARTY

On March 16, 2026 (the “Closing Date”), the Company consummated the business combination (the “Business Combination”) pursuant to the BCA.

Upon closing of the Business Combination, Signing Day Sports and One Blockchain became wholly owned subsidiaries of the Company, and the Company’s common stock commenced trading on the NYSE American under the ticker symbol “AIB” on March 17, 2026.

Merger Consideration

As a result of the One Blockchain Merger, the membership interests of One Blockchain (“One Blockchain membership interests”) outstanding prior to the One Blockchain Merger were automatically cancelled, in exchange for the right of the holders thereof to receive the number of shares of common stock of the Company (“AIB common shares”) equal to (a) the product of (i) the number of fully-diluted shares of Signing Day Sports common stock outstanding immediately prior to the effective time of the Business Combination, not including certain out-of-the-money derivative securities (“SGN Outstanding Shares”), multiplied by (ii) 1/0.085, and multiplied by (iii) the Exchange Ratio, minus (b) the product of (i) the SGN Outstanding Shares multiplied by (ii) the Exchange Ratio (the “One Blockchain Merger Consideration”).

In connection with the Business Combination, Signing Day Sports stockholders received 3,215,576 AIB common shares and the securityholders of One Blockchain received 33,225,888 AIB common shares.

Earnout Shares

The BCA provides for the issuance of earnout shares (the “Earnout Shares”) to the members, as of immediately prior to the Closing, of One Blockchain (collectively, the “One Blockchain Securityholders”), consisting of AIB common shares, if the 2026 EBITDA equals or exceeds $25 million. The Earnout Shares will equal 11.628% of the One Blockchain Merger Consideration. One Blockchain Securityholders may receive up to 3,863,460 additional AIB common shares if the Earnout Shares are issued. If the conditions for the issuance of the Earnout Shares are met, the Earnout Shares will be issued within ten calendar days following the date on which AIB files its annual report for its 2026 fiscal year with the SEC. Earnout shares were excluded from purchase consideration since the likelihood of meeting earnout was deemed remote at the measurement date.

Advisory Shares

AIB issued to Maxim Group LLC (“Maxim Group”), as the financial advisor to One Blockchain (as the agreed consideration for advisory services provided to One Blockchain) and the designee of Maxim Partners LLC (“Maxim Partners”), at the Closing 1,204,669 AIB common shares equal to 3.5% of the total transaction enterprise value, in accordance with the obligations of One Blockchain under the Advisory Agreement. This is reflected in selling, general, and administrative expenses in the amount of $650,642 for the current period. At such time the Earnout Shares, if any, are issued, a number of AIB common shares equal to 3.5% of the Earnout Shares will be issued at such time. Maxim Group may receive up to 140,126 additional AIB common shares if the Earnout Shares are issued. The number of AIB common shares issued to Maxim Group at the Closing, and if applicable, in connection with the Earnout Shares, will reduce only the equity ownership otherwise allocable to the holders of One Blockchain membership interests.

Consulting agreements

Included in the purchase consideration is $1,763,000 as compensation for services related to Executive Consulting Agreements, dated March 12, 2026 with certain former executive officers of Signing Day Sports. Of this amount, $100,000 was reserved and was in an interest-bearing escrow account to pay Outstanding Liabilities (as defined in the Executive Consulting Agreements) of Signing Day Sports, with any remaining portion to be paid back within 90 days, subject to any clawback or repayment obligation as set forth in the agreements. During the three months ending June 30, 2026, $20,000 was allocated towards additional issuance costs and the remaining $80,000 in the escrow account was paid as compensation for services in accordance with the Executive Consulting Agreements. As of June 30, 2026, there is no balance outstanding in accounts payable and accrued expenses related to the $100,000 in the accompanying condensed consolidated balance sheets.

Signing Day Sports advance of funds

As a closing condition of the Business Combination, Signing Day Sports agreed to send AIB $1,330,000 in advance of the close to reimburse transaction expenses that AIB incurred (inclusive of the $100,000 escrow from the consultant agreements noted above). Under ASC 805, an advance of funds from the accounting acquiree (Signing Day Sports) to the accounting acquirer (AIB) to reimburse transaction costs, where repayment is not expected, is viewed as a separate transaction from the business combination. Accordingly, the $1,330,000 effectively reduces the purchase consideration transferred and is excluded from the net identifiable assets acquired, rather than being recognized as an acquired asset of AIB at closing. This $1,330,000 was reflected as a credit to professional fees in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Accounting treatment

The Business Combination was accounted for as a reverse merger in accordance with GAAP. Under this accounting treatment, One Blockchain was determined to be the accounting predecessor and accounting acquirer, and Signing Day Sports was treated as the acquired entity for accounting purposes.

The Company performed an assessment, as defined under ASC 805, Business Combinations, and concluded that the acquisition of Signing Day Sports is an acquisition of a business. The Company has determined the purchase price allocation and as such has presented the excess of the consideration transferred over the net of the acquisition-date fair value of the identifiable assets acquired and the liabilities assumed as goodwill. Since the allocation is still in progress, the intangible amount has not been amortized.

Management concluded that the Company has a single operating segment and a single reporting unit following the Business Combination. Although Signing Day Sports remains a legal subsidiary, its historical operations are incidental to and not significant relative to the Company’s data center operations conducted through One Blockchain and are not separately reviewed by the chief operating decision maker for purposes of evaluating performance or allocating resources. Accordingly, the Company manages and evaluates the combined enterprise as a single integrated business and goodwill recognized in the Business Combination is assigned to the Company’s single reporting unit.

During the three months ended June 30, 2026, the Company recorded adjustments to its preliminary accounting for the Business Combination based on additional information obtained related to facts and circumstances that existed as of the acquisition date.

Specifically, the Company identified approximately $65,000 of additional issuance costs incurred prior to the closing date that had not been included in the preliminary accounting recorded as of March 31, 2026. In addition, the Company and certain consultants agreed to reduce the value of consulting arrangements assumed in the transaction by approximately $20,000, which reduced the preliminary purchase consideration.

As a result of these adjustments, goodwill increased by approximately $45,000 during the three months ended June 30, 2026. The purchase price allocation remains preliminary and may be adjusted as additional information becomes available during the measurement period. The Company expects to finalize the purchase price allocation during the measurement period, which may result in additional adjustments to identifiable assets acquired, liabilities assumed and goodwill.

The preliminary purchase price allocation for Signing Day Sports, as adjusted, is as follows:

	March 31,	Q2 Measurement Period	June 30,
	2026	Adjustment	2026
Number of shares outstanding owned by Signing Day Sports stockholders	34,266,832		34,266,832
Multiplied by the price per share of Signing Day Sports common stock	$0.5401	$	$0.5401
Preliminary purchase consideration based on Signing Day Sports shares outstanding	$18,507,516	$	$18,507,516
Consulting agreements	1,763,000	(20,000)	1,743,000
Less: Signing Day Sports advance of funds	(1,330,000)		(1,330,000)
Total preliminary purchase price	$18,940,516	$(20,000)	$18,920,516

When accounting for a reverse merger, the consideration transferred is measured using the most reliably measured fair value. As a publicly traded company on the NYSE American, Signing Day Sports shares are more reliably measurable than AIB common shares or One Blockchain membership interests. On March 16, 2026, the date of the transaction, the sale price of the Signing Day Sports common stock on the NYSE American was $0.5401 per share. Accordingly, a stock price of $0.5401 per share was used in accounting for the acquisition.

The following table summarizes the total consideration exchanged for Signing Day Sports and the allocation of purchase price to the estimated fair value of the assets acquired and liabilities, as adjusted, assumed at the acquisition date:

	March 31,	Q2 Measurement Period	June 30,
	2026	Adjustment	2026
Share purchase consideration	$18,507,516	$-	$18,507,516
Consulting agreements	1,763,000	(20,000)	1,743,000
Signing Day Sports advance of funds	(1,330,000)		(1,330,000)
Fair value of total purchase consideration	$18,940,516	$(20,000)	$18,920,516

Assets
Cash	$253,214	$-	$253,214
Accounts receivable	9,546		9,546
Property and equipment	7,614		7,614
Other Assets	52,068		52,068
Liabilities
Accounts payable	(358,690)	(65,000)	(423,690)
Deferred revenue	(1,426)		(1,426)

Total fair value of net liabilities assumed	$(37,674)	$(65,000)	$(102,674)
Goodwill	$18,978,190	$45,000	$19,023,190

Preliminary fair value of the net liabilities assumed was determined in the three-month period ended March 31, 2026 and adjusted during the three-month period ended June 30, 2026, as discussed above. Any measurement period adjustments will be recorded, if any, during future periods.

The following table presents the adjusted preliminary purchase price allocation for the acquisition. Any future measurement period adjustments will be based upon information obtained about facts and circumstances that existed at the acquisition date.

	March 31,	Q2 Measurement Period	June 30,
	2026	Adjustment	2026
Assets acquired
Cash	$253,214	$-	$253,214
Accounts receivable	9,546		9,546
Property and equipment	7,614		7,614
Other Assets	52,068		52,068
Liabilities assumed
Accounts payable	(358,690)	(65,000)	(423,690)
Deferred revenue	(1,426)		(1,426)

Total fair value of net liabilities assumed	$(37,674)	$(65,000)	$(102,674)
Fair value of total purchase consideration	18,940,516	(20,000)	18,920,516
Add: Net liabilities assumed	37,674	65,000	102,674
Goodwill	$18,978,190	$45,000	$19,023,190

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

As of June 30, 2026 and December 31, 2025, there was goodwill of $4,851,136 reflected in the condensed consolidated balance sheets for goodwill recognized as the excess of the purchase price over the fair value of net identifiable assets per an agreement dated February 7, 2024, in which One Blockchain underwent a change in control following a step acquisition by VCV Digital Solutions LLC (“VCV Digital Solutions”), effective as of February 8, 2024.

As a result of the Business Combination dated March 16, 2026, an additional $19,023,190 was recognized as the excess of the purchase price over the fair value of net identifiable assets reflected as such in the condensed consolidated balance sheets as of June 30, 2026 resulting in a total goodwill balance of $23,874,326.

As of June 30, 2026, management concluded that no goodwill impairment existed and no impairment charges were recognized during the three or six months ended June 30, 2026.

5.	REVENUE

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received in advance of satisfying performance obligations. The Company recognizes such amounts as revenue when the related obligations are satisfied.

The following table summarizes the deferred revenue activity during the six months ended June 30, 2026 and year ended December 31, 2025:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at the beginning of the year	$2,330,584	$1,666,580
Add: revenue deferred during the year	-	2,330,584
Less: Revenue recognized during the year	(2,330,584)	(1,666,580)
Balance at the end of the year	$-	$2,330,584

Current	$-	$2,330,584
Non-current	$-	$-

As of June 30, 2026 and December 31, 2025, the Company expects to realize substantially all the deferred revenue within 12 months and accordingly, these amounts are classified as current liabilities. There were no significant changes to contract terms, refund policies, or performance obligations during the periods presented. The Company did not have contract assets as of June 30, 2026 and December 31, 2025.

On June 5, 2026, the Company de-energized substantially all of its bitcoin mining hosting operations following a decline in the price of bitcoin that rendered the Company’s hosting activities uneconomic at prevailing market conditions. The de-energization coincided with the Company’s strategic transition toward AI and HPC infrastructure development. As a result, management expects revenue from bitcoin mining hosting operations to decline significantly beginning in the third quarter of 2026 and remain significantly reduced until future AI/HPC capacity is placed into service and related customer contracts commence operations.

6.	LEASES

Ground Lease

The Company leases land under a ground lease agreement to support its data center facility. Lease payments are made in cash in accordance with the lease terms. The balance of the related ROU asset was $27,268 and $81,712 as of June 30, 2026 and December 31, 2025, respectively.

The ground lease includes renewal options exercisable at the Company’s election. Management is currently pursuing the acquisition of the underlying property and believes acquisition remains the most likely outcome. Accordingly, management has not concluded that exercise of the renewal options is reasonably certain and renewal periods have not been included in the lease term for purposes of measuring the operating lease liability under ASC 842.

Office Lease

In November 2022, Signing Day Sports signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. Signing Day Sports amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023 and ends on August 3, 2026. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. This lease was assumed as part of the Business Combination. After the Business Combination the lease was paid off during the six months ended June 30, 2026 and as such, there was no balance related to the ROU asset as of June 30, 2026.

As of June 30, 2026, the weighted-average remaining lease term for the remaining operating lease was 0.13 years and the weighted-average discount rate for operating leases was 1.37%.

During the three and six months ended June 30, 2026 the Company made cash payments towards both leases to reduce its operating lease liabilities of approximately $55,243 and $103,139, respectively. During the three and six months ended June 30, 2025 the Company made cash payments towards both leases to reduce its operating lease liabilities of approximately $26,715 and $54,996, respectively.

Future minimum non-cancelable lease commitments under this lease are as follows:

Future Minimum Payments
2026	$27,316
2027	-
2028	-
2029	-
2030	-
Thereafter	-
Total undiscounted cash flows	27,316
Less: Present value discount	(47)
Total lease obligations	$27,269

7.	INCOME TAXES

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

For the six months ended June 30, 2026, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the six months ended June 30, 2026. The Company was a pass through entity for the six months ended June 30, 2025.

8.	EARNINGS PER SHARE

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

In connection with the Business Combination completed on March 16, 2026, the Company issued shares of common stock in exchange for the outstanding equity interests of One Blockchain and Signing Day Sports. In addition, during June 2026, the Company completed an underwritten public offering of common stock. Earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the applicable reporting period. Shares issued in connection with the Business Combination are reflected retroactively for all periods presented, while shares issued in the June 2026 public offering are included from their respective issuance dates.

On June 8, 2026, the Company completed an underwritten public offering of 33,333,334 shares of common stock. On June 15, 2026, Lucid exercised the over-allotment option in full. On June 17, 2026, the Company closed its sale of an additional 4,999,999 shares of common stock in connection with the full exercise of the over-allotment option. Accordingly, weighted-average shares outstanding for the three and six months ended June 30, 2026 include the effect of these shares from their respective issuance dates. Representative warrants issued in connection with the public offering to purchase 1,533,333 shares of common stock were excluded from diluted earnings per share because their effect would have been antidilutive for the periods presented.

For the three and six months ended June 30, 2026 and 2025, diluted earnings per share equaled basic earnings per share, as the Company incurred a net loss and the inclusion of potentially dilutive securities would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(3,481,233)	$(541,812)	$(3,754,431)	$(53,033)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.01)	$(0.09)	$(0.00)
Basic and diluted weighted average number of shares outstanding	46,840,272	37,646,133	42,268,601	37,646,133

9.	CAPITAL STRUCTURE / STOCKHOLDERS’ EQUITY

As of June 30, 2026, the total number of shares of all classes of capital stock that the Company is authorized to issue is 1,100,000,000 shares, each with a par value of $0.0001 per share, consisting of (a) 1,000,000,000 shares of common stock (“Common Stock”) and (b) 100,000,000 shares of preferred stock (“Preferred Stock”). The number of authorized shares of any class may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the Company’s stockholders.

June 2026 Public Offering

On June 5, 2026, the Company entered into an Underwriting Agreement with Lucid Capital Markets, LLC pursuant to which the Company agreed to issue and sell 33,333,334 shares of its Common Stock at a public offering price of $1.65 per share. The offering closed on June 8, 2026. The shares were offered pursuant to the Company’s effective Registration Statement on Form S-1 (File No. 333-296413), which was declared effective by the SEC on June 4, 2026.

In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 4,999,999 shares of Common Stock at a public offering price of $1.65 per share. On June 15, 2026, Lucid exercised the over-allotment option in full. On June 17, 2026, the Company closed its sale of an additional 4,999,999 shares of common stock in connection with the full exercise of the over-allotment option.

As a result of the offering and the exercise of the over-allotment option, the Company issued an aggregate of 38,333,333 shares of Common Stock and received aggregate gross proceeds of approximately $63.25 million before underwriting discounts, commissions, and other offering costs. Net proceeds after deducting underwriting discounts, commissions and other offering-related expenses were $59.0 million. The net proceeds were recorded as an increase to stockholders’ equity. Offering costs directly attributable to the issuance of Common Stock were recorded as a reduction of additional paid-in capital in accordance with ASC 340-10-S99 and SAB Topic 5A.

The underwriting discount, reimbursed offering expenses, and the fair value of representative warrants issued to the underwriter were recorded as equity issuance costs and reflected as a reduction to additional paid-in capital. Because the Common Stock, over-allotment option, and representative warrants are equity-classified instruments, no portion of the proceeds or issuance costs was recorded outside of permanent equity.

In connection with the June 2026 underwritten public offering, the Company issued representative warrants to Lucid Capital Markets, LLC, the underwriter for the offering, and its designees, to purchase an aggregate of 1,533,333 shares of Common Stock. The warrants consist of warrants to purchase 1,333,333 shares of Common Stock issued in connection with the base offering and warrants to purchase 200,000 shares of Common Stock issued in connection with the full exercise of the underwriter’s over-allotment option.

The representative warrants are immediately exercisable, have an exercise price of $1.815 per share, and expire on June 5, 2031. The warrants contain customary anti-dilution adjustment provisions as well as certain provisions applicable upon the occurrence of fundamental transactions. The warrants also include cashless exercise provisions and beneficial ownership limitations.

Management evaluated the representative warrants under ASC 718, ASC 480 and ASC 815-40 and concluded that the warrants qualify for equity classification. The grant-date fair value of the warrants was recorded as an equity issuance cost with a corresponding increase to additional paid-in capital. Because the warrants are equity classified, they are not subsequently remeasured.

The grant-date fair value of the representative warrants of approximately $2.161 million was determined using a Black-Scholes option pricing model using the following assumptions:

Assumption	June 2026 Representative Warrants
Contractual term (years)	5.0
Expected volatility	100.0%
Risk-free rate	4.29%
Dividend yield	0.0%

In connection with the offering, the Company’s directors, executive officers, and certain stockholders entered into customary lock-up agreements restricting sales of Company securities for a period of 90 days following the closing of the offering, subject to customary exceptions.

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

As of June 30, 2026, 75,979,466 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The increase in outstanding shares compared to March 31, 2026 was attributable to the June 2026 underwritten public offering described above. As of December 31, 2025, no shares of common stock or preferred stock were issued or outstanding.

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

Warrants

In connection with the Company’s June 2026 underwritten public offering, the Company issued representative warrants to the underwriter and its designees to purchase up to 1,533,333 shares of Common Stock.

The representative warrants have an exercise price of $1.815 per share, became exercisable upon issuance and expire in June 2031. The warrants are exercisable on a cash basis and contain customary provisions relating to adjustments for stock splits, stock dividends, recapitalizations and similar transactions.

The representative warrants are classified as equity instruments and are included in stockholders’ equity. Additional information regarding the issuance, valuation and accounting treatment of the representative warrants is included under “June 2026 Public Offering” above.

The following table summarizes warrant activity:

	June 30, 2026	December 31, 2025
Warrants outstanding	1,533,333	-
Warrants exercisable	1,533,333	-
Exercise price	$1.815	N/A
Remaining contractual term	4.9 years	N/A

No representative warrants were exercised, forfeited, modified or expired during the six months ended June 30, 2026. All representative warrants outstanding at June 30, 2026 were exercisable.

2026 Equity Incentive Plan

In connection with the Business Combination, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”), which authorizes the issuance of up to 7,526,299 shares of the Company’s Common Stock pursuant to equity-based awards. As of June 30, 2026, no awards had been granted under the 2026 Plan.

10.	COMMITMENTS AND CONTINGENCIES

Energy Contract

The Company’s current energy services contract with a third party expires in October 2026. Under the terms of the agreement, the Company is committed to pay a minimum of $200,000 monthly for energy used in the previous month. Usage in excess of $200,000 is invoiced to the Company in arrears on a monthly basis. The Company may terminate this agreement prior to its expiration date for an early termination fee of $400,000. The energy services contract does not qualify as a lease under ASC 842 and therefore follows ASC 340-40 “take or pay” type contract. As of June 30, 2026, the Company had no liability recorded related to any early termination provisions.

On May 27, 2026, the Company’s wholly owned subsidiary, One Blockchain, entered into an amended long-term electric service agreement that is scheduled to become effective October 1, 2026 and replace the current arrangement. The amended agreement includes a minimum monthly demand charge of $400,000, of which $200,000 is payable currently and $200,000 is deferred until the Trigger Date described below.

Under the new electric service agreement, the deferred portion of the monthly minimum demand charge accrues without interest until the earlier of (i) the date in which the Company’s wholly owned subsidiary, One Blockchain’s contracted power demand first reaches 40,000 kVA or (ii) December 31, 2027 (the “Trigger Date”). Following the Trigger Date, the full minimum monthly demand charge becomes payable in cash in accordance with the billing provisions of the agreement.

The agreement also requires, the Company’s wholly owned subsidiary, One Blockchain to provide credit support in an amount generally approximating two months of estimated maximum billings. Such credit support may be provided through a cash deposit, surety bond, letter of credit or other form of collateral acceptable to the utility provider and is subject to adjustment based on operating experience and expected usage.

In addition, if the Company’s wholly owned subsidiary, One Blockchain, fails to commence receipt of electric service or the agreement is otherwise terminated prior to expiration of the original term, the Company’s wholly owned subsidiary, One Blockchain may be required to pay an infrastructure early termination fee of $250,000. As security for this obligation, the Company’s wholly owned subsidiary, One Blockchain is required to make a $250,000 prepayment, which will be applied against future electric service billings upon commencement of service. As of June 30, 2026, no liability had been recognized related to this agreement.

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

A portion of the collateral supporting the letter of credit relates to funds previously advanced by the Company and recorded as a loan receivable from VCV Digital Infrastructure Holdings LLC, as discussed in Note 11 - Related Party Transactions. The loan receivable was used to fund certificate of deposit balances and related credit support arrangements that secure the letter of credit and surety bond obligations. Management believes the existence of this collateral structure provides additional evidence supporting the collectability of the related-party loan receivable balance.

Securities Class Actions

Signing Day Sports, Inc. (“SGN”), a subsidiary of the Company, has been named as one of numerous issuer defendants in three putative securities class actions filed in the Supreme Court of the State of New York, New York County: Patrick Shane Johnson, et al. v. SYLA Technologies Co., Ltd., et al., Index No. 153671/2026, filed on March 24, 2026 (the “Johnson Action”); Leyber Gabriel Briones, et al. v. SYLA Technologies Co., Ltd., et al., Index No. 154747/2026, filed on April 13, 2026 (the “Briones Action”); and Damond Morales, et al. v. SYLA Technologies Co., Ltd., et al., Index No. 159271/2026, filed on July 23, 2026 (the “Morales Action” and, collectively with the Johnson Action and Briones Action, the “Actions”).

The Actions were brought on behalf of putative classes of investors who invested in, or made investments traceable to, the initial public offerings of numerous issuers, including SGN. The complaints generally allege that the issuer defendants and their underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by failing to disclose an alleged coordinated pattern of market manipulation involving numerous nano-cap and micro-cap companies. The complaints do not contain specific factual allegations of wrongdoing by SGN. Plaintiffs seek unspecified compensatory damages, rescission or rescissory damages, costs and expenses, and equitable or injunctive relief.

As of the date of this report, SGN has not been served in the Johnson Action or the Briones Action. Plaintiffs in the Morales Action have purportedly served SGN with a summons and complaint, and SGN intends to seek dismissal of the Morales Action as against it. If served in the Johnson Action or Briones Action, SGN intends to vigorously defend against the claims. At this stage, the Company is unable to predict the outcome of the Actions or reasonably estimate the amount or range of potential loss, if any.

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

11.	RELATED PARTY TRANSACTIONS

The Company reimburses one of its related parties, Tiger Cloud LLC for management fees and administrative expenses, which includes payroll, incurred on behalf of the Company. Total fees under this arrangement were approximately $540,000 and $865,000 for the three and six months ended June 30, 2026, respectively and approximately $79,000 and $159,000 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company had a loan receivable of $1,083,460 which relates to funds loaned to VCV Digital Infrastructure Holdings LLC to support its surety bond requirements. Specifically, One Blockchain provided funds for a certificate of deposit (“CD”) in VCV Digital Solutions and to increase the LOC and surety bond. The loan is non-interest-bearing and is expected to be repaid based on contractual agreements between the parties. The Company considers the credit risk to be mitigated by the collateral value of the CD and the increased surety bond securing the loan. The Company evaluates the recoverability of loan receivables on an ongoing basis, considering factors such as the financial condition of the borrower and collateral value. VCV Digital Infrastructure Holdings LLC (“VCV DIH”) is under common ownership with the Company and is therefore a related party. VCV DIH maintains a surety bond supporting an Energy Services Agreement with the Company’s wholly owned subsidiary, One Blockchain, for the One Blockchain data center. Blue Ridge Digital Mining LLC, a subsidiary of VCV DIH, holds the hosting contract with Bitmain, the tenant at that facility. The Company is in the process of reassigning the letter of credit from VCV DIH to the Company and expects the reassignment to be completed in the third quarter of 2026. The assignment was approved by the Audit Committee. As of June 30, 2026 and December 31, 2025, no allowance for credit losses has been recorded, as management believes the loan is fully recoverable.

As of June 30, 2026 and December 31, 2025, the Company had amounts due from related parties, net totaling approximately $1,698,329 and $2,144,506, respectively, arising from operational activities. These amounts are expected to be settled in the normal course of business. As of June 30, 2026 related party receivables include approximately $1,702,329 due from Tiger Cloud LLC partially offset by approximately $4,000 due to VCV Digital Solutions. As of December 31, 2025, related party receivables include approximately $1,640,171 due from Tiger Cloud LLC and approximately $504,335 due from VCV Digital Solutions. These balances reflect transactions related to the Company’s ongoing business operations and financial arrangements with related entities.

During the three months ended June 30, 2026, the Company paid discretionary cash bonuses totaling $350,000 to executive officers. These amounts consisted of a $250,000 bonus paid to the Company’s Chief Executive Officer, Jerry Tang, and a $100,000 bonus paid to the Company’s Chief Financial Officer, Jolienne Halisky. These bonuses were approved by the Company’s Compensation Committee and were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026, no amounts related to these bonuses remained unpaid.

Minnesota Development Site

The Company is evaluating the development of an approximately 75 MW AI-focused data center campus in, Minnesota intended to support AI hosting and high-performance computing workloads under long-term hosting and capacity arrangements. As previously disclosed, the land associated with this planned Minnesota site is owned by a related entity and development of the project remains subject to the negotiation and execution of definitive agreements.

In connection with its evaluation of the project, the Company entered into a non-binding letter of intent with the related entity that owns the site. VCV Minnesota is owned by Tiger Cloud LLC (“Tiger Cloud”), which is a significant shareholder of the Company, beneficially owning approximately 19.9% of the Company’s outstanding common stock as of August 13, 2026. Accordingly, Tiger Cloud is considered a related party of the Company. The letter of intent outlines certain proposed business terms relating to the potential acquisition, development and use of the property; however, except for customary provisions relating to confidentiality and other ancillary matters, the letter of intent does not obligate either party to consummate a transaction. Any future development of the site remains subject to the negotiation and execution of definitive agreements and satisfaction of other customary conditions.

During the six months ended June 30, 2026, the Company paid a land deposit of $1.2 million to the related entity that owns the Minnesota site. The deposit was made in connection with the Company’s evaluation of the potential acquisition, development and use of the property for its planned Minnesota data center project and is refundable under the terms agreed between the parties. The deposit is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2026.

As of June 30, 2026 and through August 13, 2026, no land purchase agreement, lease agreement, or definitive development agreement had been executed between the Company and the related entity. The parties continue to negotiate a suite of agreements relating to the acquisition, development and operation of the site. Accordingly, the Company has not recognized any land asset associated with the proposed development site as of June 30, 2026. The ultimate development of the project remains subject to completion of definitive agreements, financing arrangements, regulatory approvals and other customary conditions.

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that, other than the event described below, there were no subsequent events requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Departure of Chief Operating Officer

On August 11, 2026, Eyal Rozen, Chief Operating Officer of the Company, notified the Company of his decision to resign from his position as Chief Operating Officer, effective August 14, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that relate to future events or to our future operations or financial performance. This discussion contains forward-looking statements that are based on current expectations, estimates, and assumptions and involve risks and uncertainties, including, but not limited to, our plans, objectives, expectations, and intentions. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

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

Effective June 25, 2026, the Company changed its corporate name from BlockchAIn Digital Infrastructure, Inc. to AIB Data Centers Inc.

All dollar amounts referred to in this discussion and analysis are expressed in United States dollars, except where otherwise indicated. References in this section to “we,” “our,” “us,” “AIB,” and the “Company” generally refer to AIB Data Centers Inc. and its consolidated subsidiaries, which include One Blockchain LLC, One Blockchain Nolan LLC (a wholly-owned subsidiary of One Blockchain LLC), Signing Day Sports, Inc. (which became a wholly-owned subsidiary on March 16, 2026 in connection with the Business Combination described below), and AIB CLT1 LLC (which was formed as a wholly-owned subsidiary of AIB Data Centers Inc. on June 23, 2026).

Our management’s discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management’s perspective and is presented as follows:

●	Overview

●	Strategic Transformation

●	Industry Overview

●	Expansion Opportunities

●	Growth Strategy

●	Key Factors Affecting Our Financial Performance

●	Recent Developments

●	Results of Operations

●	Adjusted EBITDA

●	Non-GAAP Financial Measures

●	Liquidity and Capital Resources

●	Related-Party Transactions

●	Recently Issued and Proposed Accounting Pronouncements

●	Critical Accounting Estimates

Overview

AIB is a power-first developer and operator of purpose-built data center infrastructure for artificial intelligence (“AI”) and high-performance computing (“HPC”) workloads. The Company’s strategic focus is the development, construction and operation of AI/HPC data center campuses supported by long-term customer contracts and dedicated power supply arrangements, beginning with its approximately 65 megawatt (“MW”) CLT-01 Campus (the “CLT-01 Campus”) in South Carolina, which is currently in development. The CLT-01 Campus is being developed at the site of the Company’s existing 40 MW data center facility, which has historically provided hosting services and equipment leasing to third-party bitcoin mining customers and which the Company is repurposing with site improvements to serve as its first AI/HPC campus.

The Company currently generates substantially all of its revenue from bitcoin hosting arrangements at the current site. The Company expects its future revenue to be generated primarily from long-term AI/HPC hosting and colocation contracts at the CLT-01 Campus and at additional greenfield AI/HPC development projects the Company may pursue. The historical results of operations described elsewhere in this Item 2 reflect the de-energized site and may not be indicative of the Company’s future results of operations following commissioning of the CLT-01 Campus and execution of the Company’s AI/HPC strategy. See “Strategic Transformation” and “Recent Developments” below.

Strategic Transformation

The Company has undergone a significant strategic and operational transformation over the past twelve months, evolving from a legacy bitcoin mining hosting business into a developer and operator of purpose-built AI/HPC data center infrastructure. Key steps in this transformation include (i) the completion of the Company’s business combination with Signing Day Sports, Inc. in March 2026 and the Company’s listing on the NYSE American under the ticker symbol “AIB”; (ii) the Company’s corporate rebranding from BlockchAIn Digital Infrastructure, Inc. to AIB Data Centers Inc., effective June 25, 2026; (iii) the completion of the June 2026 underwritten public offering of common stock that generated approximately $63.25 million in gross proceeds, materially strengthening the Company’s balance sheet; (iv) the formation of AIB CLT1 LLC on June 23, 2026 as the special-purpose project subsidiary for the CLT-01 Campus; (v) the execution of a new long-term electric service agreement providing for 65,000 kVA of contract demand at the CLT-01 Campus; and (vi) the diversification of the site’s hosting customer mix beyond a single anchor tenant.

The Company expects its ongoing transformation to include the continued development, construction and commissioning of the CLT-01 Campus; the negotiation and execution of long-term customer contracts, project-level financings, construction contracts and equipment procurement arrangements required to support the CLT-01 Campus and additional greenfield development opportunities; the evaluation of additional AI/HPC campus development opportunities, including the potential 75 MW AI-focused campus in Minnesota described under “Recent Developments” below; and the eventual transition, retrofit or decommissioning of the site as the Company’s AI/HPC platform scales. See “Growth Strategy,” “Key Factors Affecting Our Financial Performance” and “Recent Developments” below.

The Company’s initial AI/HPC campus, CLT-01, is being developed at an existing, energized site rather than through greenfield construction. The site is already grid-interconnected, zoned for industrial and data center use, and equipped with carrier-neutral connectivity, and has operated as an approximately 40 MW facility that the Company is repurposing to approximately 65 MW of contracted utility capacity. Because power availability and utility interconnection timelines have become the primary constraints on new AI/HPC development in most major U.S. markets, the Company believes that converting existing powered land into AI/HPC capacity offers a materially faster and more capital-efficient path to energization than greenfield development. The Company intends to apply this same power-first discipline to its broader development pipeline, which includes both additional repurposing opportunities and greenfield sites, in each case prioritizing deliverable utility capacity as a precondition to significant capital commitment.

Industry Overview

Demand for data center capacity has undergone a step-change over the past several years, driven principally by the rapid scaling of artificial intelligence and other high-performance computing workloads. The training and deployment of large-scale AI models by hyperscale cloud providers, foundation model developers and a growing class of specialized AI infrastructure operators (sometimes referred to as “neoclouds”) has become the dominant driver of new data center capacity requirements globally, and public disclosures by the largest hyperscale operators indicate that aggregate capital expenditure on AI-related compute infrastructure has expanded materially and is expected to remain elevated for the foreseeable future.

Power availability has emerged as the primary constraint on the development of new AI/HPC data center capacity in most major U.S. markets. Utility interconnection queues, transmission constraints and generation-adequacy concerns have extended lead times for large new industrial loads to multiple years in a number of regions, including Northern Virginia, portions of the Electric Reliability Council of Texas (or “ERCOT”) market in Texas, and portions of Pennsylvania-New Jersey-Maryland Interconnection (or “PJM”) and Midcontinent Independent System Operator (or “MISO”). As a result, developers with the ability to secure long-term, dedicated power capacity in geographies with relative power availability, including select markets in the Southeastern United States, have an increasingly differentiated position, and the ability to deliver a fully-powered, purpose-built site on a predictable timeline is now widely regarded as more valuable than site-level or building-level features that historically drove customer selection.

The technical requirements of modern AI training and inference workloads are also driving a fundamental shift away from legacy multi-tenant colocation designs toward purpose-built, high-density facilities. Legacy enterprise and colocation data centers were typically designed to support rack densities of approximately 5 to 15 kilowatts, while current-generation GPU-based AI training deployments commonly require densities ranging from approximately 40 kilowatts per rack to well in excess of 100 kilowatts per rack, with next-generation accelerator platforms expected to push those requirements higher. Supporting these densities has required broad adoption of direct-to-chip and immersion liquid cooling, higher-capacity electrical distribution and structural site design choices that most legacy facilities cannot economically accommodate through retrofit.

The commercial structure of AI/HPC hosting arrangements has also evolved. In contrast to the shorter-term, retail-oriented colocation contracts that historically prevailed in the multi-tenant colocation market, AI/HPC customers increasingly enter into long-term capacity agreements, typically ten years or longer, with fixed monthly service charges, parent-level or affiliate credit support, and structured deposit, prepayment or letter-of-credit mechanics. These contract structures are designed to underwrite the substantial capital investment required to develop purpose-built AI/HPC capacity and, in management’s view, are establishing AI/HPC data center capacity as a long-duration, contracted-revenue digital infrastructure asset class.

Management believes that several long-term industry trends, including the continued scaling of AI training and inference workloads, elevated hyperscaler and neocloud capital expenditure, structural power availability constraints in traditional data center markets, the shift to purpose-built high-density design, and the emergence of long-dated contracted revenue structures, are expected to continue driving demand for the type of power-anchored, purpose-built AI/HPC data center infrastructure the Company is developing. Management believes that the Company’s power-first development strategy, its CLT-01 site with long-term dedicated power capacity, and its focus on long-term contracted customer relationships position the Company to participate in this demand.

Expansion Opportunities

The Company’s growth strategy is anchored by its 65 MW CLT-01 Campus and is designed to scale into a multi-site AI/HPC data center platform in the United States over the next several years. In evaluating and pursuing new sites, the Company applies a “power-first” development discipline that requires deliverable utility capacity, evidenced by an executed electric service agreement, power purchase agreement or equivalent, as a precondition to significant capital commitment, together with a control mechanism over the underlying land, a defined interconnection path, and a site suitable for high-density, purpose-built development.

As of the date of this Quarterly Report, the Company has identified an active development pipeline of approximately 570 MW of AI/HPC capacity across six sites, comprising the CLT-01 Campus and the additional sites described below. The stage of development, contractual status, expected timing and ultimate capacity of each pipeline site vary and are subject to significant execution and financing risk, as further described under “Growth Strategy”. Except for the CLT-01 Campus, none of the pipeline sites described below is subject to a definitive lease, purchase or development agreement as of the date of this Quarterly Report.

●	CLT-01 Campus— 65 MW. Existing 40 MW energized facility, with an additional 25 MW of contracted utility capacity added pursuant to the 15-year Electric Service Agreement executed during the second quarter of 2026 as described under “Recent Developments.”

●	DFW-A Phase I— 15 MW. Prospective acquisition of an existing powered site. The Company has commenced preliminary diligence and site evaluation. Not subject to a definitive purchase or development agreement.

●	MSP-01 — 75 MW. Non-binding letter of intent entered into during the second quarter of 2026 with the related entity that owns the site, together with a $1.2 million refundable land deposit, as described under “Recent Developments” and Note 11 to the accompanying condensed consolidated financial statements.

●	DEN-01 — 200 MW. Prospective greenfield AI/HPC campus, in early evaluation stage. Not subject to a definitive purchase, lease or development agreement.

●	HSV-01 — 75 MW. Prospective AI/HPC campus, in early evaluation stage. Not subject to a definitive purchase, lease or development agreement.

●	DFW-A Expansion — 40 MW. Potential future expansion of DFW-A beyond Phase I, contingent on completion of the DFW-A Phase I acquisition and additional utility capacity.

●	CLT-02 — 100 MW. Prospective additional greenfield campus in the region of the CLT-01 Campus, in early evaluation stage. Not subject to a definitive purchase, lease or development agreement.

Development of new AI/HPC data center capacity is capital-intensive and typically requires substantial upfront investment in land, power delivery, buildings, mechanical, electrical and cooling systems, IT infrastructure and long lead-time equipment. The Company expects to fund these investments through a combination of customer deposits, prepayments and other security under long-term customer contracts; project-level and asset-level debt financing; equity or equity-linked issuances; and cash on hand. Depending on the circumstances of a particular project, expansion transactions may take the form of purchases of real property, long-term ground or facility leases, joint ventures with customers or financial partners, or acquisitions of operating or development-stage assets. Certain of these transactions may be undertaken with strategic partners or anchor customers in order to align economic interests, share development risk or reduce the Company’s upfront capital outlay.

There can be no assurance that any of the pipeline sites described above will be completed on the timeline currently anticipated, in the capacity currently anticipated, or at all, or that the Company will achieve the operating or financial results currently expected from these sites.

Growth Strategy

The Company’s near-term growth strategy centers on the development, construction, commissioning and operation of the CLT-01 Campus, which the Company expects to serve as the anchor asset of its AI/HPC platform and to generate long-term contracted revenue at scale following commissioning. As part of this strategy, the Company has (i) formed AIB CLT1 LLC as the project-level subsidiary that is expected to hold the CLT-01 Campus assets, contracts and financings; (ii) secured a new long-term electric service agreement providing for 65,000 kVA of contract demand at the CLT-01 Campus; and (iii) begun evaluating additional greenfield AI/HPC development opportunities, including the potential 75 MW campus in Minnesota described under “Recent Developments” below.

Execution of the Company’s growth strategy will require significant capital investment and depends on a number of factors, many of which are outside the Company’s control, including (i) the negotiation and execution of definitive long-term customer contracts, construction contracts, equipment procurement arrangements and financing agreements on acceptable terms; (ii) the timely delivery of long lead-time electrical, mechanical, cooling, generator and IT infrastructure equipment; (iii) permitting, interconnection and other regulatory approvals; (iv) the availability of skilled construction and operations labor in the relevant markets; and (v) the performance of the Company’s counterparties. The Company has not yet commissioned any purpose-built AI/HPC capacity and has not yet generated revenue from long-term AI/HPC customer contracts. There can be no assurance that the Company will complete the CLT-01 Campus or any other planned project on the timeline or on the terms currently contemplated, or achieve the operating or financial results currently expected from its AI/HPC strategy.

The Company is currently in negotiations with a single prospective tenant for a long-term lease covering the entire approximately 65 MW of capacity at the CLT-01 Campus. This represents an expansion in scope from the arrangements previously disclosed in the Company’s Registration Statement on Form S-1 (File No. 333-296413), which contemplated draft lease agreements covering approximately 26 MW of utility load (20 MW of IT load) with a global cloud provider and a non-binding letter of intent for an additional approximately 5 MW. As of August 13, 2026, the parties had not executed a definitive lease, and execution remains subject to the negotiation and completion of definitive documentation, technical and commercial diligence, credit review, financing arrangements and other customary conditions. The Company has not yet commenced service under, or generated revenue from, any long-term AI/HPC customer contract, and there can be no assurance that a definitive lease will be executed on the timeline or terms currently contemplated, or at all.

Key Factors Affecting Our Financial Performance

Execution of AI/HPC Development Strategy

The Company’s future financial performance depends primarily on its ability to successfully develop, construct, commission and operate its planned AI/HPC data center capacity, beginning with the CLT-01 Campus, and to enter into long-term customer contracts for that capacity on economic terms consistent with the Company’s expectations. The Company’s AI/HPC development strategy targets campuses of less than 150 MW leased primarily to specialized AI cloud providers, sometimes referred to as “neoclouds,” rather than to hyperscale cloud or internet platform tenants. This segment of the market has different leasing characteristics than the hyperscale segment. Capacity is generally leased on the basis of critical IT load, with rent quoted in dollars per kilowatt of reserved power per month rather than per square foot. Based on third-party industry data, large-scale deployments in primary North American markets have recently transacted in a range of approximately $140 to $160 per kilowatt of critical IT load per month, equivalent to approximately $1.7 million to $1.9 million per megawatt per year, with average asking rates for wholesale colocation capacity of approximately $196 per kilowatt per month for smaller deployments in the second half of 2025.

Because the Company has not yet commissioned any purpose-built AI/HPC capacity and is in the early stages of executing its AI/HPC development strategy, the Company’s historical and current results of operations are not indicative of the Company’s expected future results following commissioning of the CLT-01 Campus and execution of the Company’s AI/HPC strategy. The Company’s ability to execute on this strategy is subject to a number of significant risks and uncertainties, including those described under “Growth Strategy” above and in the Company’s risk factors.

Transition of Hosting Operations

The Company’s reported revenue, gross margin, Adjusted EBITDA and net loss for the periods presented in this Quarterly Report have been generated primarily by bitcoin mining hosting arrangements. The Company expects revenue from those hosting arrangements to decline over time as customer contracts expire or are restructured, as the site is eventually transitioned, retrofitted or decommissioned to support the Company’s AI/HPC platform, and as new AI/HPC capacity at the CLT-01 Campus and other planned projects is placed into service. The timing and magnitude of these changes are inherently uncertain. During the transition period, the Company’s reported results are expected to continue to reflect the operating economics of the site and to be materially affected by the factors described under “Market Price of Digital Assets,” “Electricity Costs” and “Our Competition and Customers” below. Investors should not view the Company’s historical or current results as indicative of the Company’s future results following execution of its AI/HPC strategy.

The Company expects revenue and gross profit from legacy hosting arrangements to continue to decline as it advances the CLT-01 Campus, and expects its results of operations in future periods to be determined principally by the timing of commissioning and the execution of long-term AI/HPC customer contracts.

Market Price of Digital Assets — Legacy Operations Exposure

The Company’s historical results of operations, and its results of operations for the periods presented in this Quarterly Report, reflect hosting services provided to third-party bitcoin mining customers. Those customers’ willingness and ability to continue operating, and, indirectly, the revenue the Company generates from them during the transition period, depends in part on the profitability of bitcoin mining, which is itself a function of the spot price of bitcoin, network mining difficulty, block reward economics following the April 2024 halving, and the customers’ individual power costs and mining equipment efficiency. The price of bitcoin has historically been, and is expected to continue to be, subject to substantial volatility.

Because the Company is transitioning away from bitcoin mining hosting and toward AI/HPC infrastructure, and because the Company’s future revenue is expected to be generated primarily by long-term AI/HPC customer contracts at the CLT-01 Campus and future greenfield sites, the management believes the Company’s future financial performance will be materially less sensitive to fluctuations in the prices of digital asset than its historical performance. However, until hosting arrangements have wound down and new AI/HPC capacity has been placed into service, sustained declines in the price of bitcoin, sustained increases in network mining difficulty, or other factors that materially reduce the profitability of the Company’s hosting customers could accelerate the decline in revenue, reduce the Company’s ability to renew or restructure hosting arrangements on favorable terms, and could have a material adverse effect on the Company’s near-term results of operations, in each case notwithstanding the Company’s strategic transition. See “Transition of Hosting Operations” above.

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

Our Competition and Customers

The success of our HPC hosting business depends on our ability to develop new capacity, retain and expand relationships with existing customers, and attract new customers.

We face significant competition across the HPC hosting value chain, including for (i) sites with access to reliable, low-cost high-density power, (ii) the capital required to develop or retrofit such sites, (iii) long-lead critical equipment (including power distribution, transformers, switchgear, and liquid-cooling systems), and (iv) skilled development, construction, and operations personnel. Our competitors include data center REITs, purpose-built HPC and AI infrastructure developers, hyperscalers building or leasing capacity for their own use, and bitcoin miners repurposing existing sites for HPC hosting.

We believe our contracted high-power capacity at CLT-01 currently under development, together with the experience and relationships of our development and operations team, position us to compete for the current strong demand for HPC hosting capacity.

Recent Developments

Public Offering of Common Stock

On June 5, 2026, the Company entered into an underwriting agreement with Lucid Capital Markets, LLC in connection with an underwritten public offering of 33,333,334 shares of its common stock at a public offering price of $1.65 per share. The offering closed on June 8, 2026. In addition, the Company granted the underwriter a 45-day option to purchase up to an additional 4,999,999 shares of common stock. On June 15, 2026, Lucid exercised the over-allotment option in full. On June 17, 2026, the Company closed its sale of an additional 4,999,999 shares of common stock in connection with the full exercise of the over-allotment option. As a result, the Company issued an aggregate of 38,333,333 shares of common stock and received gross proceeds of approximately $63.25 million before underwriting discounts, commissions, and other offering-related expenses.

The Company intends to use the net proceeds from the offering for working capital, deposits on long lead-time equipment, land acquisition activities, capital expenditures associated with the development of its digital infrastructure platform, and other general corporate purposes. The offering significantly enhanced the Company’s liquidity position and provides additional capital to support the Company’s strategic focus on the development of infrastructure for artificial intelligence and high-performance computing workloads.

The Company believes the proceeds from the public offering provide funding necessary to advance its strategic transition toward AI and HPC-focused infrastructure and support the development of future data center capacity. Management expects a portion of the proceeds to be used to support infrastructure investments associated with the Company’s planned expansion initiatives, including the Minnesota development opportunity and the recently executed long-term power arrangement in South Carolina.

Minnesota Development Opportunity

During the second quarter of 2026, the Company entered into a non-binding letter of intent and paid a refundable $1.2 million deposit related to a potential development site in Minnesota. The Company is evaluating the development of an approximately 75 MW AI-focused data center campus at the location. No definitive acquisition, lease or development agreements have been executed as of June 30, 2026, and the project remains subject to negotiation of definitive agreements, financing availability and customary approvals. The deposit is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2026.

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

Utility Cost Management and True-Up Adjustments

The estimated true-up accrual was $151,247 and $545,260 as of June 30, 2026 and 2025, respectively, and is recorded in accounts payable and accrued expenses. The 2025 actual true-up charge was received during the quarter for $933,620 and is recorded in accounts payable and accrued expenses. Of the $933,620 actual true-up charge, $101,132 was related to interest. Other costs included in cost of revenues include fees for network services and water fees.

Formation of AIB CLT1 LLC

On June 23, 2026, the Company formed AIB CLT1 LLC as a wholly-owned limited liability company subsidiary to serve as the special-purpose project entity for the development, ownership and operation of the CLT-01 Campus. AIB CLT1 LLC is expected to hold the project-level real property interests, ground lease, material customer, construction, equipment procurement and vendor contracts, and project-level financings relating to the CLT-01 Campus. The financial position and results of operations of AIB CLT1 LLC are consolidated in the Company’s condensed consolidated financial statements from the date of formation.

Transition and Decommissioning of Bitcoin Mining Hosting Operations

On June 5, 2026, the Company de-energized the site’s bitcoin mining hosting operations following a decline in the price of bitcoin, which had fallen from over $93,000 at the start of 2026 to approximately $62,000 on that date, rendering the Company’s hosting arrangements uneconomic at prevailing customer hashprice levels. The price of bitcoin has remained between approximately $60,000 and $65,000 through the date of this filing. The site remained de-energized as of June 30, 2026, and as of August 13, 2026, the Company has not resumed hosting operations at the site.

The de-energization coincides with the Company’s strategic transition to AI/HPC hosting. Development of the 65 MW CLT-01 Campus is proceeding independently of the shutdown of the site’s bitcoin mining hosting operations. As of June 30, 2026, the Company had not committed to a formal plan of abandonment, retirement or asset disposal with respect to the site, and no asset impairment, asset retirement obligation, restructuring liability or held-for-sale classification has been recorded in connection with the transition as of the balance sheet date. The Company continues to execute upon the strategy of redeploying the site’s power and infrastructure to support higher-density AI and HPC workloads in coordination with the CLT-01 Campus. Any such future actions may result in the recognition of asset retirement obligations, accelerated depreciation, impairment charges or other transition-related costs in future periods, the amounts and timing of which cannot be reasonably estimated at this time.

Results of Operations

As described under “Overview,” “Strategic Transformation” and “Key Factors Affecting Our Financial Performance” above, the Company’s results of operations for the periods presented reflect the operation of the 40 MW site under bitcoin mining hosting arrangements. The Company has not yet placed into service any material AI/HPC capacity and has not yet generated revenue from long-term AI/HPC customer contracts. Accordingly, the period-over-period changes in revenue, cost of revenues, gross margin and operating expenses discussed below reflect the operating economics of the site and the transition of the site’s customer mix, and are not intended to serve as a forecast of the Company’s future results of operations following commissioning of the CLT-01 Campus and execution of the Company’s AI/HPC strategy.

Three Months Ended June 30, 2026 and 2025

Revenues

Revenue for the three months ended June 30, 2026 was $2.9 million, a decrease of $1.8 million, or 39%, from $4.7 million for the three months ended June 30, 2025. The decrease reflects the June 5, 2026 de-energization of the site in response to a decline in the price of bitcoin, which eliminated variable hosting revenue at the site for the remainder of the quarter.

Costs and Operating Expenses

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
Cost of revenues	$3,432,555	$4,196,007	$(763,452)
Gross profit (loss)	$(517,095)	$548,620	$(1,065,715)
Gross Margin	(18)%	12%

Cost of revenue and gross margin. The largest components of our cost of revenues are utility-related expenses, including electricity, bandwidth access and other infrastructure costs. Cost of revenues totaled $3.4 million for the three months ended June 30, 2026, a decrease of $0.8 million, or 18%, compared to $4.2 million for the three months ended June 30, 2025.

Gross profit declined to a loss of $0.5 million for the three months ended June 30, 2026, compared to profit of $0.5 million for the same period in 2025, a decrease of approximately $1.0 million. Gross margin decreased to a loss of approximately 18% for the three months ended June 30, 2026 from approximately 12% for the same period in 2025. Fluctuations in gross profit (loss) are largely affected by two principal factors:

1.	Pricing. The average effective billing rate can fluctuate due to competitive pricing adjustments in alignment with contract provisions, bitcoin prices, and the evolving mix of customer contracts. However, the average effective billing rate per kWh decreased over the period from approximately $0.069 during the three months ending June 30, 2025 to approximately $0.063 during the three months ending June 30, 2026. This decrease largely reflects price concessions passed to the tenants as per the signed contracts due to the low prices of bitcoin.

2.

Energy costs. The Company’s average per-kWh energy procurement cost increased from approximately $0.049 during the three months ending June 30, 2025 to approximately $0.066 during the three months ending June 30, 2026 under the terms of the Company’s existing energy supply agreement. Several factors impacted the increased energy cost including the extra true up expense recognized in Q2 2026 relating to 2025 consumption and pricing. Two unanticipated factors drove the additional unexpected true up expense for 2025. First being the severe, prolonged drought cut hydro production (which is largely run-of-river and nearly free to generate), forcing the utility provider, Duke, to buy more natural gas in 2025. Second being a huge jump in natural gas transportation costs for the region, which played as large or larger a role in the budget overage than the commodity price itself. Important to note, transportation costs are not linear and they won’t rise and fall with the gas price.

The decrease in gross profit was primarily attributable to increased energy costs, which were not able to be passed through to customers. Total energy volume billed to customers decreased to approximately 46 GWh for the three months ended June 30, 2026 from approximately 69 GWh for the three months ended June 30, 2025.

Operating expenses. Total costs and operating expenses were $6.5 million for the three months ended June 30, 2026, or 223% of total revenues, compared to $5.3 million, or 111% of total revenues, for the three months ended June 30, 2025. The increase of $1.2 million, or 23%, was primarily attributable to a $1.8 million increase in selling, general, and administrative expenses related to advisory shares, consulting arrangements, public company costs, and transaction-related expenses, offset by a $0.8 million decrease in cost of revenues due to lower energy consumption resulting from the de-energization of the site. Depreciation expense also accounted for $0.1 million of the increase as well as $0.1 million in advertising expenses.

Operating (Loss) / Income

Operating loss was $3.6 million for the three months ended June 30, 2026, compared to operating loss of $0.5 million for the three months ended June 30, 2025, a swing of approximately $3.1 million. Approximately $1.8 million of the $3.1 million increase was attributable to higher selling, general and administrative expenses, consisting principally of advisory share consideration, consulting arrangements, public company costs and transaction-related expenses incurred in connection with the Business Combination and the Company’s transition to a listed AI/HPC infrastructure platform. The balance reflects the gross-margin compression discussed above with the largest contributor being the de-energization of the site in response to a decline in the price of bitcoin.

Other Income

There was $0.1 million of other income for the three months ended June 30, 2026, consisting primarily of interest income earned on funds held in institutional money market funds following the Company’s June 2026 equity offering. There was no other income or loss recognized during the three months ended June 30, 2025.

Net (Loss) / Income

Net loss was $3.5 million for the three months ended June 30, 2026, compared to net loss of $0.5 million for the three months ended June 30, 2025, an increase in net loss of approximately $3.0 million, driven by the items discussed above.

Six Months Ended June 30, 2026 and 2025

Revenues

Revenue for the six months ended June 30, 2026 was $7.8 million, a decrease of $1.4 million, or 15%, from $9.2 million for the six months ended June 30, 2025. The decrease was primarily attributable to the Company’s June 5, 2026 de-energization of the site in response to a decline in the price of bitcoin, which eliminated variable hosting revenue at the site for the remainder of the quarter which significantly reduced hosting revenue during the latter portion of the second quarter.

Costs and Operating Expenses

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
Cost of revenues	$7,775,997	$7,469,329	$306,668
Gross profit	$52,664	$1,774,940	$(1,722,276)
Gross Margin	1%	19%

Cost of revenue and gross margin. The largest components of our cost of revenues are utility-related expenses, including electricity, bandwidth access and other infrastructure costs. Cost of revenues totaled $7.8 million for the six months ended June 30, 2026, an increase of $0.3 million, or 4%, compared to $7.5 million for the six months ended June 30, 2025.

Gross profit declined to less than $0.1 million for the six months ended June 30, 2026, compared to gross profit of $1.8 million for the same period in 2025, a decrease of approximately $1.7 million. Gross margin decreased to approximately 1% for the six months ended June 30, 2026 from approximately 19% for the same period in 2025. Fluctuations in gross profit are largely affected by two principal factors:

1.	Pricing. The average effective billing rate can fluctuate due to competitive pricing adjustments in alignment with contract provisions, bitcoin prices, and the evolving mix of customer contracts. However, the average effective billing rate per kWh reduced over the period from approximately $0.066 during the six months ending June 30, 2025 to approximately $0.063 during the six months ending June 30, 2026. This decrease largely reflects price concessions passed to the tenants as per the signed contracts due to the low prices of bitcoin. The prices of bitcoin have remained low since Q4 of 2025 and have demonstrated minimal sign of recovery through to the end of Q2 2026.

2.

Energy costs. The Company’s average per-kWh energy procurement cost increased from approximately $0.049 during the six months ending June 30, 2025 to approximately $0.057 during the six months ending June 30, 2026 under the terms of the Company’s existing energy supply agreement. Once again, several factors impacted the increased energy cost including the extra true up expense recognized in Q2 2026 relating to 2025 consumption and pricing. Two unanticipated factors drove the additional unexpected true up expense for 2025. First being the severe, prolonged drought cut hydro production (which is largely run-of-river and nearly free to generate), forcing the utility provider, Duke, to buy more natural gas in 2025. Second being a huge jump in natural gas transportation costs for the region, which played as large or larger a role in the budget overage than the commodity price itself. Important to note, transportation costs are not linear and they won’t rise and fall with the gas price.

The decrease in gross profit was primarily attributable to increased energy costs, which were not able to be passed through to customers. Total energy volume billed to customers decreased to approximately 123 GWh for the six months ended June 30, 2026 from approximately 140 GWh for the six months ended June 30, 2025.

Operating expenses. Total costs and operating expenses were $11.7 million for the six months ended June 30, 2026, or 149% of total revenues, compared to $9.4 million, or 101% of total revenues, for the six months ended June 30, 2025. The increase of $2.3 million, or 25%, was primarily attributable to a $1.8 million increase in selling, general, and administrative related to advisory shares consulting arrangements, public company costs, and transaction-related expenses as well as a $0.3 million increase in cost of revenues reflecting higher per-kWh energy costs despite lower billable volume and energy consumption resulting from the de-energization of the site. Cost of revenues also increased due to the impact of the 2025 true-up costs. Depreciation expense also accounted for $0.1 million of the increase as well as $0.1 million in advertising expenses.

Operating (Loss) / Income

Operating loss was $3.9 million for the six months ended June 30, 2026, compared to operating loss of $0.1 million for the six months ended June 30, 2025, a swing of approximately $3.8 million. The change was primarily driven by the gross-margin compression discussed above with the largest contributor being the de-energization of the site in response to a decline in the price of bitcoin coupled with the unanticipated larger true up energy expense from 2025 passed along in 2026.

Other Income

There was $0.1 million of other income for the six months ended June 30, 2026, consisting primarily of interest income earned on funds held in institutional money market funds following the Company’s June 2026 equity offering, compared to other income of $0.1 million for the six months ended June 30, 2025 primarily attributable to the gain on disposal of assets held for sale recognized during the six months ended June 30, 2025.

Net (Loss) / Income

Net loss was $3.8 million for the six months ended June 30, 2026, compared to net loss of $0.1 million for the six months ended June 30, 2025, an increase in net loss of approximately $3.7 million, driven by the items discussed above.

Adjusted EBITDA

Adjusted EBITDA is a key factor in how we assess the operating performance of our data center and develop our growth strategies and expansion decisions. We define Adjusted EBITDA as net income or loss excluding income tax expense, interest income, interest expense, other income and expense items, gain or loss on asset sales, depreciation, amortization, transaction costs, and non-recurring legal and professional fees, as presented below:

	Six Months Ended June 30,		Change
	2026	2025	$
NET (LOSS)/INCOME	$(3,754,431)	$(53,033)	$(3,701,398)
Add/(Deduct):
Other (income) expense	(102,898)	5,360	(108,258)
Depreciation and amortization	501,011	356,981	144,030
Transaction costs	1,279,573	471,924	807,649
Reimbursement of transaction costs	(1,330,000)	-	(1,330,000)
Non-recurring legal and professional fees	180,766	-	180,766
Gain on asset sales	-	(67,714)	67,714
ADJUSTED EBITDA	$(3,225,979)	$713,518	$(3,939,497)

Adjusted EBITDA for the six months ended June 30, 2026 was a loss of $3.2 million, a decrease of $3.9 million, or 552%, from Adjusted EBITDA of $0.7 million for the six months ended June 30, 2025.

Non-Recurring Legal and Professional Fees

Represents legal and professional fees incurred in connection with corporate transaction and financing activities, including a terminated financing transaction and advisory arrangements related to the Company’s Business Combination. Management does not consider these costs indicative of ongoing operating performance.

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

We exclude depreciation and amortization from Adjusted EBITDA because they do not reflect our current or future cash spending levels to support our business and are based on the estimated useful lives of our data center assets, which estimates may vary from actual performance. We also exclude gain or loss on asset sales as it represents profit or loss not meaningful in evaluating current or future operating performance. Additionally, we exclude transaction costs and reimbursement transaction costs, which relate to costs incurred in connection with business combinations and the transaction with Signing Day Sports, including advisory, legal, accounting, valuation and other professional or consulting fees, to enhance comparability of our financial results with our historical operations. The frequency and amount of such charges vary significantly based on the size and timing of the transactions. Management does not consider these costs indicative of our ongoing operating performance and believes their exclusion enhances period-over-period comparability as the Company executes its transition toward AI and HPC infrastructure development.

Liquidity and Capital Resources

The Company manages its liquidity through a combination of operating cash flows and related-party financing arrangements. The Company also maintains flexibility through related-party arrangements, including a non-interest-bearing loan receivable from VCV Digital Infrastructure Holdings LLC and a standby letter of credit secured by a related party to support energy procurement obligations. Prior to the Business Combination with Signing Day Sports, Inc. on March 16, 2026, the Company also managed liquidity through member contributions; following the closing of the Business Combination, the Company has access to the public capital markets as a NYSE American-listed registrant.

During the second quarter of 2026, the Company strengthened its balance sheet through the completion of its underwritten public offering. The offering generated aggregate gross proceeds of approximately $63.25 million, including the exercise in full of the underwriter’s over-allotment option. Net proceeds from the offering were recorded within stockholders’ equity, net of underwriting discounts, commissions, and other offering costs.

The closing of the June 2026 public offering materially improved the Company’s liquidity profile and reduced its dependence on related-party funding arrangements. Management believes the capital raised provides the Company with greater flexibility to pursue expansion opportunities, including investments in power infrastructure, land acquisition opportunities, AI and HPC-focused data center development projects, deposits on long lead-time equipment and other strategic initiatives. As a result of the offering, management believes the Company is in a significantly stronger position to execute its long-term growth strategy and pursue opportunities that may not have been available prior to the offering and will be adequate to meet the Company’s obligations and planned expenditures for the foreseeable future.

The Company’s execution of its AI/HPC infrastructure strategy, including the development, construction and commissioning of the CLT-01 Campus, is expected to require capital significantly in excess of the net proceeds from the June 2026 public offering and the Company’s current cash on hand. Development of a purpose-built AI/HPC campus of the type the Company is pursuing at CLT-01 typically requires substantial investment in land, power delivery, buildings, mechanical, electrical and cooling systems and IT infrastructure, in addition to deposits and progress payments on long lead-time equipment, working capital, interest during construction and other financing-related costs. The Company currently expects to fund these requirements through a combination of customer deposits, prepayments and other security under long-term customer contracts; project-level and asset-level debt financing; additional equity or equity-linked issuances, subject to any applicable contractual lock-up and blackout restrictions; and cash on hand. There can be no assurance that the Company will be able to obtain any of these sources of financing on acceptable terms or at all, and the Company’s ability to do so will depend on capital markets conditions, project-specific execution risk, counterparty performance and other factors, some of which are outside the Company’s control. A failure to obtain adequate financing on acceptable terms could delay, scale back or prevent the Company’s planned AI/HPC development activities.

Cash Flows:

Comparison of Cash Flows for the Six Months Ended June 30, 2026 and 2025

	Six months ended June 30,
	2026	2025
Cash and cash equivalents, beginning of year	$15,265	$131,107
Net cash and cash equivalents provided by (used in):
Operating activities	(4,671,807)	(989,281)
Investing activities	(946,786)	1,128,146
Financing activities	58,387,838	(268,515)
Cash and cash equivalents, end of the period	$52,784,510	$1,457

Cash and cash equivalents was $52.8 million as of June 30, 2026, compared to less than $0.01 million as of June 30, 2025, an increase of approximately $52.8 million. The increase reflected the net impact of the following cash flow activities:

Operating activities. Net cash used in operating activities was $4.7 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $1.0 million for the six months ended June 30, 2025, an increase of $3.7 million. The majority of cash used in operating activities was due to decreases in accounts payable and contract liabilities of $1.5 million and $2.3 million, respectively, in addition to an increase in accounts receivable by $0.3 million during the period. Although the Company recorded a net loss of $3.8 million in the current period compared to net loss of $0.1 million in the prior-year period, cash flows used in operating activities was offset by an increase of $2.0 million in other current liabilities as well as benefited from approximately $0.7 million of non-cash consulting and advisory share consideration recorded in connection with the Business Combination.

Investing activities. There was $1.0 million in cash used in investing activities for the six months ended June 30, 2026, compared to net cash provided by investing activities of $1.1 million for the six months ended June 30, 2025. Cash used in the current period is due to $1.2 million refundable deposit related to the proposed Minnesota development site offset by cash of $0.3 million provided by the cash acquired in reverse merger. In addition, the Company incurred approximately $0.4 million of construction-in-progress additions that remained unpaid as of June 30, 2026 and therefore were not reflected as investing cash outflows during the period. The prior period reflected $1.0 million in proceeds from a related party loan receivable as well as $0.1 million of proceeds from the sale of assets previously classified as held for sale.

Financing activities. Net cash provided by financing activities was $58.4 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2025. Net cash provided by financing activities during the six months ended June 30, 2026 was attributable to $59.0 million in net proceeds received from the Company’s June 2026 public offering, partially offset by $0.6 million repayments of consideration payable. The prior-year period reflected $1.4 million of distributions, partially offset by $1.2 million of contributions.

Related-Party Transactions

We engage in various transactions with related parties in the ordinary course of business. During the reporting periods, the Company reimbursed an affiliate for administrative and operational expenses incurred on its behalf. The Company also maintained a loan receivable from VCV Digital Infrastructure Holdings LLC (“VCV DIH”), which is under common ownership with the Company and is therefore a related party. The loan was used to support surety bond and letter of credit requirements and is non-interest-bearing. Management believes the loan is fully collectible based on the collateral structure and the financial condition of the borrower. In addition, a subsidiary of VCV DIH, Blue Ridge Digital Mining LLC, is a customer of the Company’s hosting operations, and VCV DIH maintains the surety bond supporting certain obligations under the Company’s Energy Services Agreement.

The Company also has receivables from and payables to other affiliated entities arising from operational activities. These balances are expected to be settled in the ordinary course of business.

During the six months ended June 30, 2026, the Company also entered into a non-binding arrangement with a related party regarding a potential AI/HPC data center development site in Minnesota and paid a refundable land deposit of $1.2 million. No definitive acquisition, lease or development agreements had been executed as of June 30, 2026, and the deposit is reflected in prepaid expenses and other current assets. VCV Minnesota is owned by Tiger Cloud LLC (“Tiger Cloud”), which is a significant shareholder of the Company, beneficially owning approximately 19.9% of the Company’s outstanding common stock as of August 13, 2026. The Company continues to evaluate the opportunity and negotiate potential definitive agreements with the related party.

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

Emerging Growth Company and Smaller Reporting Company Status

As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the new or revised standard at the time private companies adopt it, until such time that we either irrevocably elect to opt out of the extended transition period or no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to two material weaknesses that have been identified by management. Specifically, it was determined that we had inadequate segregation of duties within accounting processes due to limited personnel and we had insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Following the completion of the Business Combination in March 2026, management has begun to address these issues. Management, with the oversight of the Board of Directors, is committed to remediating the material weaknesses described above and has implemented, and continues to implement, measures designed to strengthen the Company’s internal control over financial reporting.

During the period, and following the completion of the Business Combination in March 2026, the Company:

●	Implemented Procore, a project and construction cost-management system, to standardize the capture, approval, and documentation of project and capital-expenditure activity and to establish a consistent audit trail;

●	Drafted and implemented a formal procurement policy governing the authorization, approval, and documentation of purchasing activity;

●	Drafted and implemented a formal capital-expenditure policy establishing authorization thresholds, approval requirements, and supporting-documentation standards;

●	Hired a Vice President, Finance–Operations to oversee operational finance and support the design and operation of financial reporting controls; and

●	Expanded the Company’s shared-services team, enabling a meaningful improvement in the segregation of incompatible duties across accounting processes;

Subsequent to June 30, 2026, the Company has also taken, or is in the process of taking, the following additional actions:

●	Commenced implementation of Brex as its corporate spend-management and expense platform, which, when fully deployed, will introduce system-enforced approval workflows and role-based access over disbursements; and

●	Initiated recruitment for a Vice President, Finance / Corporate Controller to further strengthen the Company’s accounting and financial reporting function.

The Company expects to continue enhancing its written policies and procedures and to further build out its finance and accounting personnel as it executes its growth strategy. While remediation activities have been implemented and management believes significant progress has been made; the controls have not operated for a sufficient period of time for management to conclude that the material weakness has been fully remediated as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, management implemented several remediation measures designed to address the material weaknesses in internal control over financial reporting described above, including the implementation of Procore, the adoption of procurement and capital expenditure policies, the hiring of a Vice President, Finance-Operations, and the expansion of the Company’s shared-services team to improve segregation of duties. While management believes these actions strengthen the Company’s internal control environment, the controls have not operated for a sufficient period to conclude that the material weaknesses have been fully remediated as of June 30, 2026. Other than these remediation activities, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Actions

Signing Day Sports, Inc. (“SGN”), a subsidiary of the Company, has been named as one of numerous issuer defendants in three putative securities class actions filed in the Supreme Court of the State of New York, New York County: Patrick Shane Johnson, et al. v. SYLA Technologies Co., Ltd., et al., Index No. 153671/2026, filed on March 24, 2026 (the “Johnson Action”); Leyber Gabriel Briones, et al. v. SYLA Technologies Co., Ltd., et al., Index No. 154747/2026, filed on April 13, 2026 (the “Briones Action”); and Damond Morales, et al. v. SYLA Technologies Co., Ltd., et al., Index No. 159271/2026, filed on July 23, 2026 (the “Morales Action” and, collectively with the Johnson Action and Briones Action, the “Actions”).

The Actions were brought on behalf of putative classes of investors who invested in, or made investments traceable to, the initial public offerings of numerous issuers, including SGN. The complaints generally allege that the issuer defendants and their underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by failing to disclose an alleged coordinated pattern of market manipulation involving numerous nano-cap and micro-cap companies. The complaints do not contain specific factual allegations of wrongdoing by SGN. Plaintiffs seek unspecified compensatory damages, rescission or rescissory damages, costs and expenses, and equitable or injunctive relief.

As of the date of this report, SGN has not been served in the Johnson Action or the Briones Action. Plaintiffs in the Morales Action have purportedly served SGN with a summons and complaint, and SGN intends to seek dismissal of the Morales Action as against it. If served in the Johnson Action or Briones Action, SGN intends to vigorously defend against the claims.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Chief Operating Officer

On August 11, 2026, Eyal Rozen, Chief Operating Officer of the Company, notified the Company of his decision to resign from his position as Chief Operating Officer, effective August 14, 2026.

In connection with Mr. Rozen's departure, the Company and Mr. Rozen expect to enter into a separation agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, Mr. Rozen will be entitled to receive (i) his base salary through the termination date, (ii) reimbursement of unreimbursed business expenses, and (iii) three months of salary continuation at his current base salary rate, payable in accordance with the Company's regular payroll schedule. The foregoing separation payments and benefits are conditioned upon Mr. Rozen's execution and non-revocation of a general release of claims against the Company and his continued compliance with non-disparagement, non-competition, non-solicitation, and confidentiality obligations set forth therein. The Separation Agreement will be governed by New York law.

Once executed, the Separation Agreement will be subject to a seven-day rescission period.

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

Date: August 13, 2026	AIB Data Centers Inc.

	By:	/s/ Jerry Tang
		Name:	Jerry Tang
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jolienne Halisky
		Name:	Jolienne Halisky
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)